Form 10-Q
period 1996-06-30
CAMERON FINANCIAL CORP /DE/
filed 1996-08-12
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                          __________________________________


                                      FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                          OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from ___________ to ____________
                            Commission File Number 0-25516

                               CAMERON FINANCIAL CORPORATION
                (Exact name of Registrant as specified in its Charter)


                     Delaware                                  43-1702410
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)            Identification Number)

          123 East Third Street, Cameron, Missouri                 64429
          (Address of principal executive offices)               (ZIP Code)


          Registrant's telephone  number, including area code:   (816) 632-
          2154


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes  (X)            No  ( )

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                              Outstanding at August 5, 1996
          Common stock, .01 par value                2,850,180


                            CAMERON FINANCIAL CORPORATION

                                       Contents

          PART I  - FINANCIAL INFORMATION

               Item 1:   Financial Statements                         Page

                     Consolidated Balance Sheets at June 30, 1996,
                     unaudited, and September 30, 1995                  3

                     Consolidated Statements of Earnings for the Three Months and Nine Months Ended June 30, 1996 and
                     1995, unaudited                                    4

                     Consolidated Statements of Equity for the
                     Nine Months Ended June 30, 1996, unaudited         5

                     Consolidated Statements of Cash Flows for
                     the Nine Months Ended June 30, 1996 and
                     1995, unaudited                                  6-7


                     Notes to Consolidated Financial Statements         8

               Item 2:   Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                  9-16

          PART II - OTHER INFORMATION                                  17

          Signatures                                                   18

                    CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                Consolidated Balance Sheets
                           (Dollars in Thousands)
                                                       June 30,  September 30,
                                                          1996       1995
Assets                                                      (unaudited)

   Cash and cash equivalents                              $2,494    $3,315
    Certificates of deposit in other
     financial institutions                                  625     8,611
    Investment securities held-to-maturity (estimated fair
     value of $18,722,000 at June 30 and $26,497,000 at
     September 30)                                        18,819    26,473
   Mortgage-backed securities held-to-maturity                14        17
    Loans receivable, net                                147,496   129,740
    Accrued interest receivable:
        Loans and mortgage-backed securities                 994       847
        Investment securities                                299       397
        Interest bearing deposits                              -         3
    Real estate owned                                         94       --
   Office property and equipment, net                      2,257       699
   Stock in Federal Home Loan Bank(FHLB) of Des Moines, at 1,259     1,235
   Deferred income taxes                                     242       208
   Other assets                                            1,248     1,532

        Total assets                                    $175,841  $173,077

   Liabilities and Stockholders' Equity

   Liabilities:
        Savings deposits                                 123,243   121,280
        Advances from FHLB                                 3,250       --
        Advance payments for taxes and insurance           1,278     1,628
        Accrued interest on savings                          117       155
        Accrued expenses and other liabilities             1,380       997
        Income taxes payable                                 236       290

        Total liabilities                                129,504   124,350

   Stockholders' Equity:
     Serial preferred stock, $.01 par, 2,000,000
       authorized, none issued or outstanding                 --        --
     Common stock, $.01 par value, authorized 10,000,000
       shares, 3,026,928 shares issued                        30        30
     Additional paid in capital                           29,498    29,476
     Retained earnings, substantially restricted          22,773    21,398
     Less:
      Treasury stock, at cost- 176,748 shares at March 31 (2,504)      --
      Common Stock acquired by the ESOP                   (2,177)   (2,177)
      Common Stock awarded by the Company's Recognition
        and Retention Plan                                (1,283)      --
    Total stockholders' equity                            46,337    48,727

        Total liabilities and stockholders' equity      $175,841  $173,077

   See accompanying Notes to Unaudited Consolidated Financial Statements.


                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                         Consolidated Statements of Earnings
                                    (unaudited)
                                      Three Months Ended    Nine Months Ended
                                         June 30,            June 30,
                                        1996      1995      1996      1995
                                            (Dollars in thousands)

   Interest income:
      Loans                           $3,116    $2,727    $8,923    $7,698
      Investment securities              297       385     1,037       800
      Mortgage-backed securities          -         -          1         1
      Certificates of deposit and other   56       192       338       433
          Total interest income        3,469     3,304    10,299     8,932

   Interest expense:
      Savings deposits                 1,599     1,605     4,850     4,668
      Borrowed money                      46       -          77        20
            Total interest expense     1,645     1,605     4,927     4,688

            Net interest income        1,824     1,699     5,372     4,244

   Provision for loan losses              88        32       268       147
         Net interest income after
         provision for loan losses     1,736     1,667     5,104     4,097

   Noninterest income:
      Loan fees and service charges       36        25        99        96
      Loss on sale of investment
        securities                         -         -         -       (53)
      Other income                        49        11        75        32
     Total noninterest income             85        36       174        75

   Noninterest expense:
      Compensation, payroll taxes and
        fringe benefits                  429       359     1,202     1,036
      Occupancy expense                   52        43       151       139
      Data processing                     39        32       117        98
      Federal insurance premiums          71        70       212       212
      Advertising                         20        22        58        52
      Loss on real estate owned                                1         2
      Other operating expenses           132        88       457       268
        Total noninterest expense        743       614     2,198     1,807

        Earnings before income taxes   1,078     1,089     3,080     2,365

        Income taxes                     401       420     1,140       890

        Net earnings                    $677      $669    $1,940    $1,475

   Net earnings per share-primary and
      fully diluted                    $0.26     $0.24     $0.70      $0.53

   Average common shares outstanding  2,651,249  2,784,774 2,768,727 2,784,774

   See accompanying Notes to Unaudited Consolidated Financial Statements.

                       CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Stockholders' Equity
                          For the Nine Months Ended June 30, 1996
                                        (Unaudited)
                                  (Dollars in Thousands)

                                                                  Common    Common
                                      Additional                  stock     stock    Total
                  Shares      Common  paid-in  Retained  Treasury held by   held by  Stockholders'
                  outstanding Stock   capital   earnings  stock   ESOP      RRP      Equity

Balance at
September 30, 1995 3,026,928   $30   29,476    21,398    -       (2,177)    -        48,727

Net earnings               -     -        -     1,940    -        -         -         1,940

Adoption of
Recognition
and Retention plan    95,675     1     1,398     -        -         -       (1,399)      -

Amortization
of RRP                     -    -        -       -        -         -         116           116

Purchase of
treasury stock      (272,423)   -         -       -       (3,881)    -        -         (3,881)

Treasury stock
retired                    -    (1)        -      (1,376)    -       1,377      -             -

Dividends                                                                                          -
declared                   -     -          -        (565)    -          -       -           (565)

Balance at
June 30, 1996       2,850,180   $30     29,498     22,773   (2,504   (2,177)  (1,283)    46,337

See accompanying Notes to Unaudited Consolidated Financial Statements.

                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                              Nine Months Ended June 30,
                                     (Unaudited)
                                (Dollars in Thousands)
                                                          1996      1995

   Cash flows from operating activities:
    Net earnings                                        $1,940    $1,475
    Adjustments to reconcile net earnings to cash
     provided by operating activities:
      Depreciation and amortization                         34        16
      Amortization of RRP                                  116         -
      Provision for loan losses                            268       148
      Deferred income taxes                                (34)       (9)
      Loss on sales of real estate owned                     -         1
      Loss on sale of investment securities                  -        53
      Stock dividend received from FHLB of Des Moines      (24)        -
      Amortization of deferred loan fees                  (287)     (227)
      Proceeds from sales of loans held for sale         1,210       380
      Origination of loans held for sale                (1,116)     (372)
      Gain on sale of loans held for sale                  (12)       (8)
      Changes in assets and liabilities:
        Accrued interest receivable                        (46)     (279)
        Other assets                                       284        11
        Accrued interest payable                           (38)       (5)
        Accrued expenses and other liabilities             395       308
        Current income taxes payable                       (54)      198

          Cash provided by operating activities         $2,636    $1,678

   Cash flows from investing activities:
      Net increase in loans receivable                 (17,031)  (13,931)
      Purchase of loans receivable                        (882)        -
      Mortgage-backed securities principal payments          3         3
      Maturity of investment securities
         held to maturity                               11,723     1,054
      Purchase of investment securities
         held to maturity                               (4,041)  (13,287)
      Proceeds from sale of investment securities
         available for sale                                  -     1,810
      Net decrease (increase) in certificates of
         deposit in other financial institutions         7,986     1,721
      Purchase of life insurance policies                    -    (1,270)
      Purchase of office properties and equipment       (1,620)      (46)

          Cash used in investing activities             (3,862)  (23,946)


   Cash flows from financing activities:
      Proceeds from sale of common stock, net
         of cost of issuance                                 -    27,027
      Net decrease in NOW, passbook and money market
         market deposit accounts                           117   (6,892)
      Net increase in certificate accounts               1,846     3,414
      Net decrease in advance payments by
         borrowers for taxes and insurance                (350)     (247)
      Proceeds from FHLB advances                        3,250     2,500
      Repayment of FHLB advances                             -    (2,500)
      Dividends paid                                      (577)       -
      Purchase of Treasury stock                        (3,881)       -

           Net cash (used in) provided by
              financing activities                         405   23,301

           Net (decrease) increase in cash                (821)    1,033

   Cash and cash equivalents at beginning of period      3,315     1,072
   Cash and cash equivalents at end of period           $2,494    $2,105

   Supplemental disclosure of cash flow information:
      Cash paid during the period for income taxes      $1,228      $671
      Cash paid during the period for interest          $4,887    $4,721

   Supplemental schedule of noncash investing and financing activities:
           Conversion of loans to real estate owned        $94       $63
           Conversion of real estate owned to loans         $-       $63
           Dividend declared and payable on April 29,     $184       $--
           Issuance of earned ESOP shares                   $-    $2,422
           Award of RRP shares                          $1,399    $   --

   See accompanying Notes to Unaudited Consolidated Financial Statements.

                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                 Notes to Unaudited Consolidated Financial Statements


          (1)  Cameron Financial Corporation

          Cameron Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings & loan holding company of The Cameron Savings & Loan Association, FA (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan to a federally chartered stock savings and loan, pursuant to its Plan of Conversion. On February 27, 1995, the Company commenced a Subscription and Community Offering of its shares in connection with the conversion of the Association (the "Offering"). The Offering was consummated and the Company acquired the Association on March 31, 1995.

          (2)  Basis of Preparation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month and nine month periods ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1996.

          (3)  Earnings Per Share

          Earnings per share of common stock have been determined by dividing net earnings for the period by the weighted average number of shares of common stock and common stock equivalents outstanding, less treasury shares and unallocated ESOP shares. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

          Earnings per share amounts for the three and nine month periods ended June 30, 1995 are based upon the shares issued March 31, 1995, exclusive of the shares issued to the ESOP, as though those shares were outstanding for the entire period. The computation does not reflect the pro forma effects of the investment income that would have been earned had the net proceeds from the conversion been received at the beginning of the three or nine month period.

          (4)  Employee Benefits

          The shareholders of the Company, at the first annual shareholders' meeting on January 29, 1996, approved the adoption of a stock option plan and a recognition and retention plan
          (RRP). Under the stock option plan, options to acquire 302,692 shares of the Company's common stock may be granted. Under the RRP, common stock aggregating 121,077 shares may be awarded. Following shareholder approval, stock options to acquire 186,323 shares of common for $14.56 per share and 95,675 shares of restricted stock were awarded to certain Officers, Directors and employees of the Company or the Association. The stock options and restricted stock will vest over five years. The market value of the restricted stock options will be amortized as compensation expense over the vesting period. The unamortized cost is reflected as a reduction of stockholders' equity.

          (5)  Adoption of New Financial Accounting Standard

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," in May 1993 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," in October 1994. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's interest rate, at the loan's observable market price or at the fair value of the loan's collateral. The Company adopted the provisions of SFAS Nos. 114 and 118 on October 1, 1995. The impact of these statements on the consolidated financial statements of the Company was not material.

                    CAMERON FINANCIAL CORPORATION AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion compares the financial condition of Cameron Financial Corporation and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., at June 30, 1996 to its fiscal year end September 30, 1995, and the results of operations for the three and nine months ended June 30, 1996 with the three and nine months ended June 30, 1995. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

          GENERAL

          Cameron Financial Corporation was organized as a Delaware corporation in December 1994, at the direction of the Association's Board of Directors, to acquire all of the capital stock issued by the Association upon its conversion from the mutual to stock form of ownership. The business of the Holding Company consists primarily of the business of the Association.

          The Cameron Savings & Loan Association, F.A., was originally founded in April 1887 as a Missouri chartered savings and loan association located in Cameron, Missouri. On November 28, 1994, the Association members voted to convert the Association to a Federal charter. The Association conducts its business through its main office in Cameron, Clinton County, two full service branch offices located in Maryville, Nodaway County, and Mound City, Holt County, and a loan production office located in Liberty, Clay County, Missouri. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum allowable.

          The Association's business strategy is to operate as a well-capitalized, profitable and independent community savings institution dedicated to home mortgage lending and, to a lesser extent, consumer finance, funded primarily by retail deposits from the Association's main and branch offices. The Association has sought to implement this strategy by emphasizing residential mortgage lending, developing a construction lending business, maintaining asset quality, managing interest rate risk exposure, maintaining an investment portfolio of high grade securities and other investments, maintaining acceptable levels of profitability and capital, and emphasizing customer service.

          The net income of the Association is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest bearing liabilities. Net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges. Net interest income is determined by the difference between the yield earned on interest earning assets and rates paid on interest bearing liabilities (interest rate spread), and the relative amounts of interest earning assets and interest bearing liabilities (net interest margin). The interest rate spread is affected by the loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and the establishment of loan loss reserves.

          The operation of a financial institution is significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of personal income and savings in the market area of the financial institution.

          FINANCIAL CONDITION

          Total assets increased 1.6% to $175,841,000 at June 30, 1996 from $173,077,000 at September 30, 1995. During March 1996, the Company repurchased 272,423 shares of common stock, of which 176,748 are held in Treasury, and 95,675 shares were retired, equal to the 95,675 shares awarded under the RRP. As a result of the stock repurchase program and quarterly cash dividends of $0.07 per share of common stock, stockholders' equity decreased $2,390,000 or 4.9% to $46,337,000 at June 31, 1996 compared to
          $48,727,000 at September 30, 1995. Cash, investment securities and certificates of deposits in other financial institutions decreased 42.9%, or $16,461,000 to $21,938,000 at June 30, 1996
          from $38,399,000 at September 30, 1995. Net loans increased 13.7%, or $17,756,000, from September 30, 1995 to June 30, 1996.
          Real estate loan and consumer loan growth in this time period was $21,536,000 and $1,991,000 respectively. Office property and equipment increased $1,558,000 to $2,257,000 at June 30, 1996 from $699,000 at September 30, 1995, as a result of construction starting on the new home office building in Cameron. The total cost of the new office is estimated at $4,250,000 and completion is expected in early 1997.

          The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                                           June 30   September 30
                                            1996         1995
          One- to four family          $104,606,000  $95,040,000
          Multifamily                     4,072,000    3,181,000
          Commercial real estate          4,541,000    3,759,000
          Land                            5,075,000    3,094,000
          Development                     1,589,000    1,012,000
          Construction (1)               40,695,000   32,956,000
          Consumer loans                  7,578,000    5,587,000
            Total Loans Receivable      168,156,000  144,629,000
          Less:
          Deferred loan fees, net           751,000      642,000
          Loans in process               18,651,000   13,253,000
          Allowance for loan losses       1,258,000      994,000
            Net Loans Receivable       $147,496,000 $129,740,000

          (1) Speculative construction  $27,213,000  $22,707,000
          Contract and permanent
            construction                $13,482,000  $10,249,000
          Total                         $40,695,000  $32,956,000

          During the nine months ended June 30, 1996, construction loans increased by $7,739,000 to $40,695,000, and permanent 1-4 family loans increased by $9,566,000 to $104,606,000.

          Deposits were $123,243,000 at June 30, 1996, an increase of $1,963,000, or 1.6% from $121,280,000 at September 30, 1995.
          Competition from other financial and non-financial entities will continue to impact savings growth. The Association offers competitive interest rates on its deposit products.

          The Association had no new borrowings during the quarter ended June 30, 1996. The FHLB advances outstanding were $3,250,000 at June 30, 1996 compared to none at September 30, 1995. The Association borrowed $3,000,000 in FHLB advances during July 1996 to fund continued loan growth and provide additional liquidity.

          RESULTS OF OPERATIONS

          Net Earnings: Net earnings increased $8,000, or 1.2%, to $677,000 for the quarter ended June 30, 1996, compared with
          $669,000 for the quarter ended June 30, 1995. Net earnings increased $465,000, or 31.5%, to $1,940,000 for the nine months ended June 30, 1996, compared with $1,475,000 for the nine months ended June 30, 1995. The increases in interest income and non-interest income offset increases in interest expense, provisions for loan losses, and non-interest expenses.

          Net Interest Income: Net interest income increased $125,000, or 7.4%, to $1,824,000 for the quarter ended June 30, 1996, compared with $1,699,000 for the quarter ended June 30, 1995. Net interest income increased $1,128,000 or 26.6% to $5,372,000 for the nine months ended June 30, 1996, compared with $4,244,000 for the nine months ended June 30, 1995. The net interest margin for the quarter ended June 30, 1996 was 4.31% compared to 4.10% for the quarter ended June 30, 1995. The increase was a result of a higher percent of interest-earning assets invested in loans for the 1996 quarter compared to the 1995 quarter. The net interest margin for the nine months ended June 30, 1996 was 4.22% compared to 3.58% for the nine months ended June 30, 1995. The increase was due to the increase in interest earning assets as a result of the investment of proceeds from the stock conversion effective March 31, 1995. The average spread between interest earning assets and interest bearing liabilities increased to 2.77% for the nine months ended June 30, 1996, compared with 2.57% for the same period in 1995. Increased rates on loans and increased investments in loans offset increased rates on certificates.

          Interest Income: Interest income increased by $165,000, or 5.0%, for the quarter ended June 30, 1996, to $3,469,000 from $3,304,000 for the quarter ended June 30, 1995. Interest income increased by $1,367,000, or 15.3%, for the nine months ended June 30, 1996, to $10,299,000 from $8,932,000 for the nine months ended June 30, 1995.

          Interest Expense: Interest expense increased $40,000, or 2.5%, to $1,645,000 for the quarter ended June 30, 1996, compared to $1,605,000 for the same period in 1995. The increase is a result of increases in savings deposits of $3.6 million or 3.0% to $123,243,000 at June 30, 1996 from $119,632,000 at June 30, 1995 and FHLB advances of $3,250,000 at June 30, 1996 and none at June 30, 1995. Increases in interest bearing liabilities were partially offset by lower average rates in the quarter ended June 30, 1996 compared to the same quarter in 1995. Certificates of deposit were 80.6% of total savings at June 30, 1996 compared to 80.4% at September 30, 1995. There was no new borrowing activity with the Federal Home Loan Bank of Des Moines during the quarter ended June 30, 1996. The Association borrowed $3,000,000 from the FHLB in July 1996 to fund continued loan growth and provide liquidity. Interest rates were from 6.18% to 7.01% with maturities between one and three years. Interest expense increased $239,000, or 5.1%, to $4,927,000 for the nine months ended June 30, 1996, compared to $4,688,000 for the nine months ended June 30, 1995. Interest bearing liabilities and average interest rates paid both increased in the nine months ended June 30, 1996 compared to the same period in 1995.

          Provision for Loan Losses: The provision for loan losses was $88,000 for the quarter ended June 30, 1996, compared to $32,000 for the same period in 1995. The allowance for loan losses is reviewed and adjusted monthly by management based on the composition of the loan portfolio. Quarterly, the adequacy of the allowance for loan losses is reviewed by the internal auditor and reported to the Board of Directors. As of June 30, 1996, the allowance for loan losses was $1,258,000, or .85% of net loans receivable and 78.87% of total non-performing loans.

          A reconciliation of the Association's allowance for loan losses is summarized as follows:

                                   Nine Months Ended June 30
                                       1996        1995
          Balance at beginning
            of period                 $994,000     $876,000
          Provision                    268,000      147,000
          Charge-offs                   (4,000)      (1,000)
          Recoveries                      --           --
          Balance at end of period  $1,258,000   $1,022,000

          Noninterest Income: Noninterest income increased to $85,000 for the quarter ended June 30, 1996 from $36,000 for the same period in 1995. Loan fees and service charges increased $11,000 for the three months ended June 30, 1996 compared to the same period in 1995, due primarily to a increase in the amount of late charge income and checking account fees. Other income increased $38,000 in the quarter ended June 30, 1996 compared to the same period in 1995 due to a gain on the sale of the Association's data processing provider which was previously owned by the institutions using the services. Noninterest income increased to $174,000 for the nine months ended June 30, 1996 from $75,000 for the nine months ended June 30, 1995. The Association sold its mutual fund investment for a loss of $53,000 in the nine months ended June 30, 1995 with no corresponding activity in the nine months ended June 30, 1996. Loan fees and service charges increased $3,000 for the nine months ended June 30, 1996 compared to the same period in 1995, due an increase in the amount of late charge income and checking account fees. Other income increased $43,000 during the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995 due to the gain mentioned during the quarter ended June 30, 1996 and increased loan sales in the secondary market for which the Association typically recognizes a gain on sale.

          Noninterest Expense: Noninterest expense increased $129,000 to $743,000 for the quarter ended June 30, 1996 from $614,000 for the same period in 1995. Personnel expenses increased $70,000 in 1996 compared to 1995. Cash compensation increased $35,000 for the current quarter. Substantially all of the remaining increase resulted from changes in benefit plans. An Employee Stock Ownership Plan (ESOP) was established in connection with the stock conversion on March 31, 1995. Accruals for ESOP expense started in April 1995. Prior to that date, expense was estimated on the previous pension plan in effect. ESOP expenses for the quarter ended June 30, 1996 were $8,000 less than for the quarter ended June 30, 1995. Current period ESOP accruals exceeded prior period pension expenses. Quarterly expenses of $70,000 associated with the Recognition and Retention Plan (RRP) adopted January 29, 1996 had no comparable expense in the prior period. Increased loan originations in the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995, resulted in $12,000 more costs being deferred in accordance with FAS 91 for the current quarter. Accruals for employee bonuses were $23,000 in the quarter ended June 30, 1995. There is no expense for the current quarter as the bonus program previously in effect was replaced with other benefit programs explained above. Other operating expense increased $44,000 to $132,000. Most of the increase was a result of additional expenses as a publicly-owned stock institution, such as professional fees, franchise taxes, annual meeting and proxy expenses.

          Noninterest expense increased $391,000 for the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995. Personnel expenses increased $166,000 for the current period. Substantially all of that increase resulted from expenses associated with the ESOP and RRP. Other operating expenses increased $189,000 to $457,000 for the nine months ended June 30, 1996. As with the current quarter, most of the increase was a result of expenses of a publicly-owned stock institution.

          Income Taxes: Income tax expense decreased $19,000 to $401,000 for the quarter ended June 30, 1996, compared to $420,000 for the same period in 1995, due to an decrease of $11,000 in pre-tax income for the comparable periods. The effective tax rate was 37.2% and 38.6% for the quarters ended June 30, 1996 and 1995, respectively. Income tax expense increased $250,000 to $1,140,000 for the nine months ended June 30, 1996, compared to $890,000 for the nine months ended June 30, 1995, due to an increase of $715,000 in pre-tax income for the comparable periods. The effective tax rate was 37.0% and 37.6% for the nine months periods ended June 30, 1996 and 1995.

          NON-PERFORMING ASSETS

          The following table sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest is not probable; however, in no event is interest accrued on loans for which interest is more than 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                                 March  3l,    September 30,
                                                       1996        1995
                                                   (Dollars in Thousands)

          Non-Accruing Loans:
               One- to four-family                     $355         $349
               Multi-family                              --           --
               Commercial                                --            5
               Land                                      --           --
               Construction                             198          206
               Consumer                                  --           --

                 Total non-accruing loans               553          560

          Accruing loans delinquent 90 days or more
               One- to four-family                      955          716
               Multi-family                              --          --
               Commercial                                --          --
               Land                                       9          --
               Construction                              --          --
               Consumer                                  78           59
                 Total accruing loans delinquent
                   90 days or more                    1,042          775
                 Total non-performing loans           1,595        1,335

          Foreclosed Assets:
               One- to four-family                       94          --
               Multi-family                              --          --
               Commercial                                --          --
               Land                                      --          --
               Construction                              --          --
               Consumer                                  --          --
                 Total foreclosed assets                 94          --

          Total non-performing assets                $1,689       $1,335

          Total classified assets                    $7,883       $3,903

          Total non-performing loans as a
            percentage  of loans receivable            0.95%        0.92%
          Total non-performing assets as a
            percentage of  total assets                0.96%        0.77%

          Classified assets increased 101.97% to $7,883,000 at June 30, 1996 from $3,903,000 at September 30, 1995, primarily because of a change in the Association's policy regarding the classification of assets. During the period, the Association began to classify all speculative construction loans as special mention that were not paid off in the initial one year term . This change in policy resulted in an increase in special mention loans from $2.1 million at September 30, 1995 to $5.7 million at June 30, 1996. Only two speculative construction loans were delinquent more than thirty days interest at June 30, 1996.

          CAPITAL RESOURCES

          The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of June 30, 1996:

                            Actual           Required        Excess
                        Amount/Percent    Amount/Percent  Amount/Percent
                                    (Dollars in Thousands)

          Tangible     $32,804   20.10%   $2,448   1.50%  $30,356 18.60%
          Core Leverage
            Capital     32,804   20.10%    4,897   3.00%  27,907 17.10%
          Risk-Based
            Capital     33,962   31.83%    8,537   8.00%  25,425 23.83%

          LIQUIDITY

          The Association's principal sources of funds are deposits, principal and interest payments on loans, and investment securities classified as held to maturity. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additional sources of funds may be obtained from the Federal Home Loan Bank of Des Moines by utilizing numerous available products to meet funding needs.

          The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at June 30, 1996 and September 30, 1995 were 5.52% and 18.63% respectively.

          In light of the competition for deposits and demand for loans, the Association may utilize the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. Certificates of deposit were 80.6% of total savings at June 30, 1996 compared to 80.4% at September 30, 1995. The Association did not borrow additional funds from the Federal Home Loan Bank in the quarter ended June 30, 1996. Outstanding advances total $3,250,000 at June 30, 1996. The Association borrowed $3,000,000 from the FHLB during July 1996 to fund continued loan growth and provide liquidity.

          The Association has started construction of its new home office building in Cameron. Office property and equipment has increased $1,558,000 in the nine months ended June 30, 1996. Cost of the new building is expected to be $4,250,000 with completion expected in early 1997 with funds provided by normal operations.


          The deposits of savings associations such as the Association are presently insured by the Savings Association Insurance Fund (the "SAIF"), which along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the Federal Deposit Insurance Corporation. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required level of reserves. A number of legislative proposals are currently being considered to recapitalize the SAIF in order to eliminate this disparity. One plan supported by the Treasury Department, the FDIC, and the OTS provides for a one-time assessment of .85% to .90% to be imposed on all SAIF insured deposits as of March 31, 1995, and for BIF deposit insurance premiums to be used to pay the FICO bond interest on a pro rata basis together with SAIF premiums. The BIF and SAIF would be merged into one fund as soon as practicable, but no later than January 1, 1998.

          There can be no assurance that any particular proposal will be implemented or that premiums for either BIF of SAIF members will not be adjusted in the future by the FDIC or by legislative action. If the legislative proposal described above is enacted, the Association will be assessed approximately $1 million. Assuming this special assessment is tax deductible, the cost, net of income tax benefits, will be approximately $650,000. Future assessments would then be anticipated to be reduced to .04% to .31% of eligible deposits, based on risk classification assigned to the Association by FDIC.

          Legislation recently passed by Congress contains a provision that would repeal the tax bad-debt reserve currently available to thrifts (including the percentage-of-taxable-income method) for tax years beginning after December 31, 1995. If enacted, the Association would have to change to the experience method of computing its bad debt deduction. The legislation would require a thrift to recapture the portion of its bad debt reserve that exceeds the base year reserve (defined as the tax reserve as of the last taxable year beginning before 1988). The amount of the recapture would generally be taken into taxable income ratably over a six year period.

          At September 30, 1995 the Association's bad debt reserve exceeded the base year reserve by $266,000. In accordance with SFAS No. 109 a deferred tax liability has been established for the tax effect of this item. Management cannot predict whether the pending legislation will be enacted, or if enacted, the final form of such legislation and its ultimate impact on the Association.

                            CAMERON FINANCIAL CORPORATION

                                      FORM 10-Q

                             PART II - OTHER INFORMATION

               ITEM 1.   Legal Proceedings

                    The Holding Company and the Association are not involved in any legal proceedings incident to the business of the Holding Company and the Association, which involve amounts in the aggregate which management believes are material to the financial condition and results of operation.

          ITEM 2.   Changes in Securities

                    Not Applicable

          ITEM 3.   Defaults upon Senior Securities

                    Not Applicable

          ITEM 4.   Submissions of Matters to a Vote of Security Holders

                    None

          ITEM 5.   Other Information

                    None

          ITEM 6.   Exhibits and Reports of Form 8-K

                    None


                                       SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAMERON FINANCIAL CORPORATION
                                        Registrant



          Date:  August 8, 1996         /s/ David G. Just

                                        David  G.  Just, President  and  Chief
                                        Executive  Officer  (Duly   Authorized
                                        Officer)

          Date:  August 8, 1996         /s/ Ronald W. Hill

                                        Ronald  W.   Hill,  Vice-President   &
                                        Treasurer   (Principal   Financial   &
                                        Accounting Officer)