Form 10-K
period 1996-09-30
CAMERON FINANCIAL CORP /DE/
filed 1996-12-30
CIK 934884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from                       to
                                    ----------------------   -------------------

           Commission file number 0-25516

                         CAMERON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     43-1702410
----------------------------------        --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

123 East Third Street, Cameron, Missouri                          64429
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (816) 632-2154
                                                   -----------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.
                                      ---
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 13, 1996, was $42,118,646. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

       As of December 13, 1996, there were issued and outstanding 2,849,280 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1996.

       Part III of Form 10-K - Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders.

                                     PART I

Item 1. Description of Business
        -----------------------

General

       Cameron Financial Corporation ("Cameron Financial" and, with its subsidiary, the "Company") was formed at the direction of The Cameron Savings & Loan Association, F.A. ("Cameron Savings" or the "Association") in December 1994 for the purpose of owning all of the outstanding stock of Cameron Savings issued upon the conversion of the Association from the mutual to the stock form (the "Conversion"). On March 31, 1995, Cameron Financial acquired all of the shares of the Association in connection with the completion of the Conversion. All references to the Company, unless otherwise indicated, at or before March 31, 1995 refer to the Association and its subsidiaries on a consolidated basis. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "CMRN."

       Cameron Savings, which was originally chartered in 1887 as a Missouri-chartered mutual savings and loan association, is headquartered in Cameron, Missouri. The Association amended its mutual charter to become a federal mutual savings and loan association in 1994. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). Cameron Savings serves the financial needs of its customers throughout northwest Missouri through its main office located at 123 East Third Street, Cameron, Missouri, two branch offices located in Maryville and Mound City, Missouri and one loan production office located in Liberty, Missouri. At September 30, 1996, the Company had total assets of $186.3 million, deposits of $123.1 million, and shareholders' equity of $46.8 million.

       Cameron Savings has been, and intends to continue to be, a community-oriented financial institution offering financial services to meet the needs of the market area it serves. The Association attracts deposits from the general public and uses such funds to originate loans secured by first mortgages on owner-occupied one- to four-family residences and construction loans in its market area. To a lesser extent, the Association originates land, commercial real estate, multi-family and consumer loans in its market area. See "Business - Originations, Purchases and Sales of Loans." The Association also invests in investment securities, interest-bearing deposits and other short-term liquid assets. See "Business - Investment Activities."

       The executive office of the Association is located at 123 East Third Street, Cameron, Missouri. Its telephone number at that address is
(816) 632-2154.

Market Area

       The Association's primary market consists of the Northwestern part of Missouri. The Association primarily serves Clinton, Caldwell, DeKalb and Daviess Counties, Missouri through its main office located in Cameron, Missouri. The Association serves Nodaway County through its branch office in Maryville, Missouri and Holt County through its branch office in Mound City, Missouri. In addition, the Association serves Clay and Platte Counties through its loan production office in Liberty, Missouri. Nearly all of the Association's construction lending is originated by the Association's loan production office and is secured by properties located in the northern suburbs of Kansas City.

       Cameron, Missouri is located approximately 50 miles northeast of Kansas City, Missouri at the intersection of Interstate 35 and U.S. Highway 36. According to the 1990 census, Clinton, Caldwell, DeKalb and Daviess Counties had a combined population of approximately 45,000. The primary industries in Clinton and surrounding counties are services; governmental; finance, insurance and real estate; and light manufacturing. Major employers in the Association's market area include the State of Missouri Department of Corrections, Cameron Insurance Companies, Cameron Community Hospital, the Cameron R-1 school district and the Stride-Rite Manufacturing Corporation, a shoe manufacturer. The Association also serves commuting customers to Kansas City.

Lending Activities

       General. Historically, the Association originated primarily fixed-rate long-term residential mortgage loans. Since the early 1980s, however, the Association has emphasized, subject to market conditions, the origination for portfolio of adjustable rate mortgage ("ARM") loans and the origination and sale of fixed-rate loans with terms to maturity of up to 30 years. Management's strategy has been to attempt to increase the percentage of assets in its portfolio with more frequent repricing terms or shorter maturities. As part of its efforts, the Association has developed a variety of ARM loan products. In response to customer demand, however, the Association continues to originate fixed-rate mortgage loans with terms of 30 years, which it typically sells into the secondary market.

       The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. In addition, in order to serve the financial needs of the families and the communities in the Association's primary market area, Cameron Savings also originates, to a lesser extent, land, commercial real estate, multi-family and consumer loans. See "- Originations, Purchases and Sales of Loans." At September 30, 1996, the Association's net loan portfolio totaled $154.4 million.

       The Association maintains an established loan approval process. Loans under $125,000 secured by real estate are reviewed and approved by any two members of the loan committee. Real estate loans between $125,000 and $150,000 that meet specified criteria may be approved by any two members of the loan committee. The entire Board of Directors approves all other real estate loans. Home equity and improvement loans are approved by the loan committee and the consumer lending department. Other consumer loans may be approved by any one person in the consumer lending department except for signature loans over $5,000 which require the approval of two persons on the loan committee.

       The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association can have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At September 30, 1996, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $5.1 million. At September 30, 1996, the Association had no loans with an aggregate outstanding balance in excess of this amount. The Association has 19 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $3.6 million to a developer for land acquisition and development loans, commercial real estate loans, and residential construction loans, and was secured by real estate primarily in Clay and Platte Counties, Missouri and the personal guarantee of the borrower. At September 30, 1996, these loans were performing in accordance with their terms. See "Regulation - Federal Regulation of Savings Associations."

       Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated. Substantially all of the loans in process reflected in the table represent undisbursed residential construction funding.

                                                                         At September 30,
                                         --------------------------------------------------------------------------------
                                                    1996                       1995                       1994
                                         -------------------------- -------------------------- --------------------------
                                            Amount       Percent       Amount       Percent       Amount       Percent
                                         ------------ ------------- ------------ ------------- ------------ -------------
                                                                      (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family..................      $109,292      62.06%       $95,040        65.71%       $85,197        67.48%
 Multi-family ........................         2,908       1.65          3,181         2.20          3,865         3.06
 Commercial...........................         4,322       2.45          3,759         2.60          3,807         3.01
 Land.................................         9,605       5.46          4,106         2.84          3,950         3.13
 Construction/(1)/....................        41,646      23.65         32,956        22.79         25,233        19.98
                                             -------     ------       --------       ------       --------       ------
     Total real estate loans..........       167,773      95.27        139,042        96.14        122,052        96.66
                                             -------                  --------       ------       --------       ------

Other Loans:
-----------
 Consumer Loans:
  Deposit account.....................           533       0.30            316         0.22            244         0.19
  Student.............................            --         --            123         0.08            151         0.12
  Automobile..........................         3,359       1.91          1,249         0.86            950         0.75
  Home equity.........................         2,718       1.54          1,327         0.92          1,328         1.05
  Home improvement....................           873       0.50          1,387         0.96          1,014         0.80
  Other...............................           847       0.48          1,185         0.82            539         0.43
                                             -------     ------       --------       ------       --------       ------
     Total consumer loans.............         8,330       4.73          5,587         3.86          4,226         3.34
                                             -------     ------       --------       ------       --------       ------
     Total loans......................       176,103     100.00%      $144,629       100.00%       126,278       100.00%
                                                         ======                      ======                      ======

Less:
----
 Loans in process.....................        19,502                    13,253                      10,833
 Deferred loan fees, net..............           804                       642                         588
 Allowance for loan losses............         1,353                       994                         876
                                             -------                  --------                    --------
 Loans receivable, net................       154,444                  $129,740                    $113,981
                                             =======                  ========                    ========

-------------------
/(1)/ Includes $8.3 million and $4.4 million of construction-permanent loans on one- to four-family residences at September 30, 1996 and September 30, 1995, respectively, and $1.4 million of construction-permanent loans on multi-family properties and $70,000 of construction-permanent loans on commercial property at September 30, 1996.

       The following table sets forth the composition of the Association's loan portfolio by fixed- and adjustable-rate at the dates indicated.


                                                                               At September 30,
                                             --------------------------------------------------------------------------------
                                                        1996                       1995                        1994
                                             --------------------------- -------------------------- -------------------------
                                                 Amount        Percent       Amount       Percent      Amount       Percent
                                             ------------- ------------- ------------- ------------ ------------ ------------
                                                                           (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family/(1)/..................      $24,312        13.81%      $24,146      16.70%      $24,357       19.29%
  Multi-family..............................          986         0.56         1,028       0.71         1,085        0.86
  Commercial................................          604         0.34           354       0.24         1,410        1.12
  Land......................................        6,298         3.58         2,457       1.70         2,911        2.30
  Construction..............................       35,475        20.14        30,369      21.00        21,963       17.39
                                                 --------       ------      --------     ------      --------      ------
    Total real estate loan..................       67,675        38.43        58,354      40.35        51,726       40.96
 Consumer...................................        6,033         3.43         3,901       2.70         2,795        2.22
                                                 --------       ------      --------     ------      --------      ------
    Total fixed-rate loans..................       73,708        41.86        62,255      43.05        54,521       43.18
                                                 --------       ------      --------     ------      --------      ------

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family.......................       84,980        48.26        70,894      49.01%       60,840       48.18
  Multi-family..............................        1,922         1.09         2,153       1.49         2,780        2.20
  Commercial................................        3,718         2.11         3,405       2.35         2,397        1.90
  Land......................................        3,307         1.88         1,649       1.14         1,039         .82
  Construction..............................        6,171         3.50         2,587       1.79         3,270        2.59
                                                 --------       ------      --------     ------      --------      ------
    Total real estate loans.................      100,098        56.84        80,688      55.78        70,326       55.69
Consumer....................................        2,297         1.30         1,686       1.17         1,431        1.13
                                                 --------       ------      --------     ------      --------      ------
    Total adjustable-rate loans.............      102,395        58.14        82,374      56.95        71,757       56.82
                                                 --------       ------      --------     ------      --------      ------
    Total loans.............................      176,103       100.00%      144,629     100.00%      126,278      100.00%
                                                 ========       ======                   ======                    ======

Less:
----
 Loans in process...........................       19,502                     13,253                   10,833
 Deferred loan fees, net....................          804                        642                      588
 Allowance for loan losses..................        1,353                        994                      876
                                                 --------                   --------                 --------
    Loans receivable, net...................     $154,444                   $129,740                 $113,981
                                                 ========                   ========                 ========

------------------
(1) Includes ARM loans which have their next interest rate adjustment date five years or more from the dates indicated. At September 30, 1996, approximately $7.9 million of ARM loans fell into this category.

         The following table sets forth the contractual maturity and weighted average rates of the Association's loan portfolio at September 30, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the year during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.


                                                            Real Estate
                       ---------------------------------------------------------------------------------
                                              Multi-family and
                        One- to Four-Family      Commercial             Land            Construction
                       --------------------- ------------------- ------------------- -------------------
                                   Weighted            Weighted            Weighted            Weighted
                                    Average             Average             Average             Average
                          Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate
                         -------- ---------- -------- ---------- -------- ---------- -------- ----------
                                                     (Dollars in Thousands)
Due During
Years Ending
September 30,
-------------
1997/(1)/.............     $1,043    8.45%    $     5     8.75%    $  234     9.10%   $28,127     9.71%
1998..................        153    8.18         828     9.74        293     8.95      3,674     9.70
1999..................        402    7.82          86     9.56         70     8.56         --       --
2000 and 2001.........      1,485    8.50         132     9.56      3,675     9.07         --       --
2002 to 2006..........     12,387    8.32       2,345     8.76      1,745     8.67         --       --
2007 to 2021..........     79,794    8.09       3,834     8.05      3,588     8.09      6,425     8.10
2022 and following....     14,028    7.69          --      --          --       --      3,420     7.56
                         --------    ----       -----      ---     ------     ----    -------    -----
Total.................   $109,292    8.07      $7,230     8.52     $9,605     8.62    $41,646     9.28
                         ========              ======              ======             =======

                                Consumer           Total
                          ------------------ -------------------
                                   Weighted            Weighted
                                   Average              Average
                          Amount     Rate     Amount     Rate
                         -------- ---------- -------- ----------
Due During
Years Ending
September 30,
-------------
1997/(1)/.............     $1,289     8.99%   $30,698    9.63%
1998..................        462    10.10      5,410    9.66
1999..................        777     9.71      1,335    9.07
2000 and 2001.........      2,946     9.07      8,238    8.98
2002 to 2006..........      2,180    10.15     19,287    8.67
2007 to 2021..........         46     8.50     93,687    8.09
2022 and following....         --      --      17,448    7.66
                            -----    -----   --------   -----
Total.................     $8,330     9.54   $176,103    8.48
                           ======            ========

-------------------
/1/  Includes demand loans and overdraft loans.

         The total amount of loans due after September 30, 1997 which have predetermined interest rates is $43.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $102.4 million.

       All of the Association's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations, if applicable.

       The Association requires evidence of marketable title and lien position and/or appropriate title insurance or title opinions and surveys of such properties. The Association also requires fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan or the value of improvements on the property, depending on the type of loan. As required by federal regulations, the Association also requires flood insurance to protect the property securing its interest if such property is located in a designated flood area.

One- to Four-Family Residential Real Estate Lending

       A primary focus of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied, one- to four-family residences. At September 30, 1996, $109.3 million, or 62.1%, of the Association's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Cameron Savings are secured by properties located in the Association's market area.

       Historically, Cameron Savings originated for retention in its portfolio, fixed-rate loans secured by one- to four-family residential real estate. In the early 1980s, in order to reduce its exposure to changes in interest rates, Cameron Savings began to emphasize the origination of ARM loans, subject to market conditions and consumer preference. The Association originates ARM loans for its portfolio. However, as a result of continued consumer demand for long-term fixed-rate loans, particularly during recent periods of relatively low interest rates, Cameron Savings has continued to originate fixed-rate loans with terms to maturity of 15 to 30 years. During recent years, the Association's general policy has been to sell into the secondary market, with servicing released, fixed-rate loans with terms to maturity of 30 years. Fixed-rate loans with terms to maturity of less than 30 years may either be retained in portfolio or sold in the secondary market depending on the interest rate charged and the Association's asset/liability management objectives.

       In the loan approval process, Cameron Savings assesses the borrower's ability to repay the loan, the adequacy of the proposed security, the employment stability of the borrower and the creditworthiness of the borrower. Initially, Cameron Savings' loan underwriters analyze the loan application and the property involved. As part of the loan application process, qualified independent and, to a lesser extent, staff appraisers inspect and appraise the security property. All appraisals are subsequently reviewed by the loan committee as applicable.

       The Association's loans are underwritten and documented pursuant to the guidelines of Freddie Mac. Most of the Association's fixed-rate residential loans have contractual terms to maturity of ten to 30 years. The Association's decision to hold or sell these loans is based on its asset/liability management policies and goals and the market conditions for mortgages at any period in time. Currently, the Association originates and sells substantially all of its fixed-rate 30-year loans into the secondary markets, servicing released. See "Business - Originations,

Purchases and Sales of Loans." The interest rates on loans sold are determined pursuant to commitments to purchase from secondary market sources.

       The Association offers ARM loans at rates and on terms determined in accordance with market and competitive factors. Substantially all of the ARM loans originated by the Association meet the underwriting standards regarding creditworthiness of the secondary market for residential loans, but may not have other terms that are generally acceptable to the secondary market (i.e., periodic interest rate cap or type of property). The Association's one- to four-family residential ARM loans generally are fully amortizing loans with contractual maturities of up to 30 years.

       Cameron Savings presently offers several ARM products which adjust annually after an initial period ranging from one to seven years subject to a limitation on the annual increase of 0.5%, 1.0% or 2.0% and an overall life of loan limitation of 5.0% or 6.0%. These ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% or 3.0%. Borrowers are generally qualified using the fully indexed rate. ARM products held in the Association's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At September 30, 1996, the Association had $85.0 million of one- to four-family ARM loans, or 48.3% of total loans.

       It is Cameron Savings' present policy generally to lend up to 97% of the lesser of the appraised value or purchase price of the property. Cameron Savings generally requires private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80% in order to reduce its exposure to 80% or less. The Association occasionally deviates from this policy for first-time home buyers in which the Association will provide lending opportunities to individuals who have not been employed long enough to qualify for private mortgage insurance but who have qualifying incomes and low debt to income ratios.

       Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrowers may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. Also, adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the loan. In particular, the ARM loans originated by the Association which have annual adjustments of 0.5% would take longer to adjust to market rates than would many competing loans. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

       The Association's residential mortgage loans customarily include due-on-sale clauses giving the Association the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. The Association may enforce due-on-sale clauses in its mortgage contracts for the purpose of increasing its loan portfolio yield.

Construction and Land Lending

       Historically, the Association has invested a significant proportion of its loan portfolio in construction and land loans. Prompted by increased residential development (predominately subdivisions) in the northern suburbs of Kansas City, on July 1, 1987, the Association opened a loan production office in Liberty, Missouri, a suburb community located northeast of Kansas City. Substantially all of the Association's construction and land loans are secured by residential properties located in the northern suburbs of Kansas City and are originated, monitored, and serviced by the Liberty office. Earl T. Frazier, who joined the Association in 1981, manages the Liberty office in close consultation with the senior management and Board of Directors. Prior to joining the Association, Mr. Frazier was a real estate agent and, prior thereto, a residential home builder. See "Executive Officers of the Company and the Association who are not Directors."

       The Association originates five basic types of construction and land loans:

       1. "Speculative" construction loans are made to home builders for the construction principally of one- to four-family residences and residential development projects and, to a lesser extent, commercial buildings and multi-family residences. Speculative construction loans generally do not have a sale contract or permanent loan in place for the finished home, and the purchasers for the finished homes may be identified either during or following the construction period.

       2. "Contract" construction loans are made to builders who have a signed contract to build a new home.

       3. "Construction--permanent" loans are made to individuals who have contracted with a builder to construct their personal residence.

       4. "Conventional" land loans are made to individuals typically to finance agricultural land, building lots, and unimproved land.

       5. "Land acquisition and development" loans ("land A&D loans") are made to real estate developers and individuals for the acquisition of land upon which the purchaser can then build and for the acquisition of unimproved land upon which the purchaser makes improvements necessary to build upon or to sell as improved lots.

         The table below presents information on the Association's construction and land loans at September 30, 1996:


                                               Outstanding         Percent of
                                             Loan Balance/(1)/        Total
                                            -------------------   ------------
                                                  (Dollars in Millions)
Speculative..................................      $26.7             52.15%
Contract.....................................        5.1              9.96
Construction/permanent.......................        9.8             19.14
                                                   -----            ------
   Total construction........................       41.6             81.25
Conventional land............................        5.4             10.55
Land A&D.....................................        4.2              8.20
                                                   -----            ------
   Total land................................        9.6             18.75
                                                   -----            ------
      Total construction and land............      $51.2            100.00%
                                                   =====            ======

---------------
(1)   Includes loans in process.

         At September 30, 1996, the Association's $41.6 million of construction loans and $9.6 million of land loans represented 23.7% and 5.5%, respectively, of total loans receivable. At the same time, the Association's $26.7 million of speculative construction loans and $4.2 million of land A&D loans represented 15.2% and 2.4%, respectively, of total loans receivable.

         Construction and land A&D lending affords the Association the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction and land A&D lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending due to (i) the concentration of principal among relatively few borrowers and development projects, (ii) the increased difficulty at the time the loan is made of estimating building costs and the selling price of the residence to be built,
(iii) the increased difficulty and costs of monitoring the loan, (iv) the higher degree of sensitivity to increases in market rates of interest, and (v) the increased difficulty of working out problem loans. Speculative construction loans have the added risk associated with identifying an end-purchaser for the finished home. The Association has sought to address these risks by developing and adhering to underwriting policies, disbursement procedures, and monitoring practices.

         The Association seeks to make construction loans to those builders with which it has a long-standing history of satisfactory performance. New builders typically borrow from the Association in limited amounts and may borrow additional amounts based on proven experience with the Association. At September 30, 1996, the Association had 7 borrowers for which speculative construction and land A&D loans outstanding totaled more than $1.0 million. Each of the foregoing builders with speculative construction and land A&D loans totaling more than $1.0 million have been customers of the Association for more than three years.

         While substantially all of the Association's construction and land A&D loans are secured by properties located in the northern suburbs of Kansas City, the Association also seeks to diversify its construction and land A&D lending risks among several development projects. At September 30, 1996, the Association had speculative construction and land A&D loans secured by properties in 63 developments of which 6 represented an exposure to a single development of more than $1.0 million.

         One- to Four-Family Construction Loans. Loans for the construction of one- to four-family residences are generally made for terms of six to 12 months. The Association's loan policy includes maximum loan-to-value ratios of up to 85% that vary by amount and type (i.e., speculative versus contract) of construction loan. The Board of Directors may increase or decrease the maximum loan-to-value ratio depending on borrower strength, economic conditions and other factors. Prior to preliminary approval of a construction loan application, Association personnel inspect the site, review the existing or proposed improvements, identify the market for the proposed project, analyze the pro forma data and assumptions on the project, and satisfy themselves with the experience and expertise of the builder. After preliminary approval has been given, the application is processed. Processing includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. The Association requires builders to designate Cameron Savings as the beneficiary of a life insurance policy equal to the lesser of $50,000 or 50% of the loan balance, though the Board of Directors may require additional amounts or make other similar arrangements. Although individual loan officers can make conditional loan commitments, all construction loans must be approved by the Loan Committee or Board of Directors.

         With few exceptions, the Association requires that construction loan proceeds be disbursed in increments as construction progresses. To control the disbursement process, the Association requires that builders and their subcontractors and vendors submit invoices to the Association for payment. In disbursing construction loan funds, the Association uses proprietary software, for which the Association charges a per-loan fee, that tracks actual disbursements compared to estimated costs by category of expense and provides certain tax reports for the borrower. The Association uses this information, along with periodic on-site inspections by Association personnel, to monitor the progress of the project. In the event of cost overruns, depending on the circumstances (i.e., whether due to "add-ons" not included in the original plans or due to unanticipated changes in building costs) the Association may seek to require the borrower to deposit funds with the Association for additional disbursements, increase the loan amount on the basis of an increased appraisal and disburse additional loan proceeds consistent with the original loan-to-value ratio, or become more active in the monitoring and progress of the project.

         The Association regularly monitors the accuracy of assumptions made in its construction loan business over time. In particular, the Association tracks the accuracy of its independent appraisers by comparing actual selling prices with the appraised value estimated in connection with the loan approval. Additionally, the Association tracks the performance of its builder customers by comparing actual costs with those estimated in the loan application. The Association believes that this experience mitigates some of the risks inherent in its construction lending.

         Commercial and Multi-family Construction Loans. Occasionally, the Association originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans. At September 30, 1996, the Association had 8 such loans outstanding totalling $1.5 million.

         Land and Development Loans. At September 30, 1996, the Association had total land loans of $9.6 million. In making land loans, the Association follows similar underwriting policies as for construction loans and, to the extent applicable (i.e., if the loan is to develop land for future building rather than simply to acquire raw land), similar disbursement procedures. The Association originates land loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years (not to exceed 20 years) as opposed to the term of up to 12 months that is typical of construction loans. Land A&D loans are interest-only loans, payable semi-annually, with provisions for principal reductions as lots are sold.

Multi-Family and Commercial Real Estate Lending

         Cameron Savings also originates loans secured by multi-family and commercial real estate. At September 30, 1996, $2.9 million, or 1.7%, of the Association's loan portfolio consisted of multi-family loans and $4.3 million, or 2.5%, of the Association's loan portfolio consisted of commercial real estate loans.

         Multi-family and commercial real estate loans originated by the Association may be either fixed- or adjustable-rate loans with terms to maturity and amortization schedules of up to 20 years. Rates on such ARM loans generally adjust annually to specified spreads over the one-year U.S. Treasury securities index adjusted to a constant maturity of one year, subject to annual and life-of-loan interest rate caps. Multi-family and commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the sales price.

         The Association's commercial real estate portfolio consists of loans on a variety of non-residential properties including small shopping centers, nursing homes, small office buildings and churches. Multi-family loans generally are secured by seven- to 36-unit apartment buildings. Appraisals on properties which secure multi-family and commercial real estate loans are performed by an independent appraiser designated by the Association before the loan is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Association's management. In underwriting such loans, the Association primarily considers the cash flows generated by the real estate to support the debt service, the financial resources and income level of the borrower and the Association's experience with the borrower. In addition, the Association's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, financial statements and banking relationships, a review of the borrower's property management experience and references, and a review of the property, including cash flow projections and historical operating results. The Association seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. The Association generally requires a debt service coverage ratio of 120% or more.

         At September 30, 1996, the Association's largest multi-family or commercial real estate loan of $793,000 was secured by seven 4-unit apartment buildings located in Clay County, Missouri.

         Multi-family and commercial real estate lending affords the Association an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger, more difficult to evaluate and monitor and, therefore generally, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrower's ability to repay the loan might be impaired. The Association has attempted to minimize these risks by lending primarily to the ultimate user of the property or on existing income-producing properties.

Consumer Lending

         The Association originates a variety of consumer loans, including home equity loans, automobile loans, education loans, home improvement loans, loans secured by deposit accounts, and other types of secured and unsecured loans. At September 30, 1996, the Association had $8.3 million, or 4.7% of its loans receivable, in outstanding consumer loans. The Association has recently focused on the expansion of its consumer lending portfolio as a result of the variety of products that can be offered, the higher yields that can be obtained and the stronger consumer demand for such products. In addition, management believes that offering consumer loan products helps to expand the Association's customer base and creates stronger ties to its existing customer base. Consumer loan balances typically range from $1,000 to $50,000 and are generally repaid over periods ranging from one to ten years. Unsecured consumer loans generally do not exceed $10,000 and typically are repayable in monthly installment payments within five years. The Association's consumer loans are primarily secured by second mortgages on residential real estate, automobiles, recreational vehicles or boats. The Association's focus in consumer lending has been the origination of home equity and improvement loans and auto loans. At September 30, 1996 the Association had $3.6 million or 43.1% of its consumer loan portfolio in home equity and home improvement loans and $3.4 million in auto loans, or 40.3% of the consumer loan portfolio. Approximately 3.2% of the consumer loans were unsecured at September 30, 1996.

         Consumer loans generally have shorter terms and higher interest rates than first lien mortgage loans because they generally involve more credit risk than mortgage loans as a result of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Despite the risks inherent in consumer lending, the Association's consumer loans delinquent greater than 90 days as a percentage of total consumer loans was .67% at September 30, 1996.

         The underwriting standards generally employed by the Association for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet the payments on the proposed loan as well as existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount. Upon receipt of a completed consumer loan application from the prospective borrower, a credit report is obtained, income and other information is verified and, if necessary, additional financial information is requested.

         The Association's underwriting procedures for home equity loans include a comprehensive review of the loan application, which require a clean credit rating and verification of stated income and other financial information. The combined loan-to-value ratio, including prior mortgage liens, also is a determining factor in the underwriting process. Generally, the combined loan-to-value ratio, including prior mortgage liens, may not exceed 80% of the underlying security property.

Loan Fees

         In addition to earning interest on loans, the Association also receives income from loan origination fees and fees related to late payments, loan modifications, and miscellaneous activities related to loans. Income from these activities varies from period to period with the volume and type of loans originated.

         The Association generally receives loan origination and/or commitment fees when originating loans. Fees are generally up to 2% of the principal amount of residential mortgage loans. In accordance with SFAS No. 91, the Association defers loan origination and commitment fees and certain direct loan origination costs, with the net amount amortized as an adjustment of the loan's yield. The Association amortizes these amounts, using the level-yield method, over the contractual life of these loans. Net deferred amounts are recorded in income when the underlying loans are sold or paid in full. See Note 2 of Notes to Consolidated Financial Statements.

Originations, Purchases and Sales of Loans

         The Association originates real estate loans through marketing efforts, the Association's customer base and walk-in customers. Mortgage loan originations come from direct solicitation by the Association's loan officers and branch managers, and from real estate brokers, builders, depositors and walk-in customers. Loan applications are taken and processed by loan representatives, while underwriting and document preparation functions are performed at the Cameron Savings home office and Liberty loan production office. When all necessary documents are obtained, the loan, depending on its size and type, may be approved by any three members of the loan committee or the Board of Directors.

         While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 1996, the Association originated $99.6 million of loans, compared to $67.9 million and $57.6 million in fiscal 1995 and 1994, respectively. During recent years, the Association's construction loan originations have been strong, totaling $57.0 million, $43.6 million, and $35.0 million, or 57.2%, 64.2%, and 60.8%, of total loan originations in fiscal 1996, 1995 and 1994, respectively.

         Cameron Savings generally sells its 30-year fixed-rate one- to four-family residential mortgage loans, without recourse, to secondary market purchasers. Sales of whole loans generally are beneficial to the Association since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. When loans are sold, the Association typically does not retain the responsibility for servicing the loans. At origination, all of the Association's mortgage loans are immediately classified as either held for investment or held for sale. During fiscal 1996, conventional mortgage loans originated and sold into the secondary market totaled $1.5 million.

         While the Association has purchased whole loans or loan participations from time to time, such purchases have been infrequent. In 1996, the Association purchased eight loans for a total of $882,000. Any such purchases are made consistent with the Association's underwriting standards. Most of the Association's purchased loans are secured by property located in Missouri.

         In addition, the Association may purchase mortgage-backed securities to complement its mortgage lending activities. However, during fiscal 1996, 1995 and 1994 the Association did not purchase any mortgage-backed securities.

         Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. At September 30, 1996, there were outstanding first mortgage loan commitments totaling $6.7 million. At that date, the Association also had $41.6 million of construction loans of which approximately $19.5 million had not yet been disbursed.

         The following table shows the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.


                                                              Year Ended September 30,
                                                          -------------------------------------
                                                              1996         1995          1994
                                                          -----------    -------       --------
                                                               (Dollars In Thousands)

Originations by type:
--------------------
 Adjustable rate:
  Real estate - one- to four-family..................         $21,063    $15,226       $11,577
                - multi-family.......................           1,679        201           285
                - commercial.........................           1,085        277         1,100
                - land...............................           2,079        743           420
                - construction.......................           9,901      4,678         5,611
  Non-real estate - consumer.........................           1,278        668           680
                                                              -------    -------       -------
         Total adjustable-rate......................           37,085     21,793        19,673
                                                              -------    -------       -------
 Fixed rate:
  Real estate - one- to four-family..................           4,262      3,489         3,903
                - commercial.........................             100        ---           ---
                - land...............................           5,348        734         2,143
                - construction.......................          47,089     38,909        29,435
  Non-real estate - consumer.........................           5,735      3,010         2,477
                                                              -------    -------       -------
         Total fixed-rate............................          62,534     46,142        37,958
                                                              -------    -------       -------
         Total loan originations.....................          99,619     67,935        57,631
                                                              -------    -------       -------

Purchases:
---------
  Real estate - one- to four-family..................             882         26           ---
              - land.................................              --        ---           373
                                                              -------    -------       -------
         Total loan purchases........................             882         26           373
  Mortgage-backed securities.........................              --        ---           ---
                                                              -------    -------       -------
         Total purchases.............................             882         26           373
                                                              -------    -------       -------

Sales and Repayments:
--------------------
  Real estate - one- to four-family..................           1,531      1,102         2,556
                                                              -------    -------       -------
         Total loan sales............................           1,531      1,102         2,556
  Principal repayments...............................          67,496     48,508        47,140
                                                              -------    -------       -------
         Total sales and repayments..................          69,027     49,610        49,696
Increase in other items:
  Loans in process...................................          (6,249)    (2,420)       (4,005)
  Deferred fees and discounts........................            (162)       (54)         (106)
  Allowance for loan losses..........................            (359)      (118)         (239)
                                                              -------    -------       -------

         Net increase................................         $24,704    $15,759        $3,958
                                                              =======    =======        ======

Asset Quality

         Delinquency Procedures. When a borrower fails to make a required payment on a first mortgage loan, the Association attempts to cause the delinquency to be cured by contacting the borrower by mail or telephone when the loan is 20 days delinquent. A second late notice is sent after the loan is 30 days delinquent in addition to verbal contact with the borrower.

         In the event the loan payment is past due for 90 days or more, the Association performs an in-depth review of the loan's status, the condition of the property and circumstances of the borrower. Based upon the results of the review, the Association may negotiate and accept a repayment program with the borrower or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Association may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is made by the loan service officer with the approval of the President and is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing the delinquencies.

         The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type at September 30, 1996.

                                                    Loans Delinquent For
                             ------------------------------------------------------------------
                                        60-89 Days                    90 Days and Over                Total Delinquent Loans
                             --------------------------------- --------------------------------  --------------------------------
                                                     Percent                          Percent                           Percent
                                                     of Loan                          of Loan                           of Loan
                               Number      Amount    Category    Number     Amount    Category     Number     Amount    Category
                             ----------  ---------  ----------  --------   --------  ----------  ---------  ---------- ----------
                                                                 (Dollars in Thousands)
Real Estate:
  One- to four-family........    18         $656       0.60%       30       $1,291      1.18%        48       $1,947      1.78%
  Commercial-multifamily.....    --           --         --        --           --        --         --           --        --
  Land.......................    --           --         --        --           --        --         --           --        --
  Construction...............     2          197        0.47        1          131      0.31          3          328       0.78
Consumer.....................     6           48        0.58       12           56      0.67         18          104       1.25
                                 --         ----        ----       --       ------      ----        ---       ------      -----

     Total...................    26         $901        0.51%      43       $1,478      0.84%        69       $2,379       1.35%
                                 ==         ====                   ==       ======                   ==       ======

         Non-Performing Assets. Real estate acquired in settlement of loans is classified as real estate owned until it is sold. When property is acquired, it is initially recorded at the lower of estimated fair value, less estimated costs to sell, or cost. If, subsequent to foreclosure, the fair value of the real estate acquired through foreclosure is determined to have declined based upon periodic evaluations by management, valuation allowances are established through a charge to income. Costs relating to the development or improvement of real estate owned are capitalized to the extent of fair market value.

         The following table sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest is not probable; however, in no event is interest accrued on loans for which interest is more than 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.



                                                                                September 30,
                                                                    -------------------------------------------
                                                                        1996             1995             1994
                                                                    ----------        ----------        -------
                                                                                         (Dollars in Thousands)
Non-accruing loans:
  One- to four-family........................................             $638             $349            $471
  Multi-family...............................................              ---              ---             ---
  Commercial.................................................              ---                5               7
  Land.......................................................              ---              ---             ---
  Construction...............................................              131              206             ---
  Consumer...................................................              ---              ---             ---
                                                                       -------          -------        --------
     Total non-accruing loans................................              769              560             478
                                                                        ------           ------          ------

Accruing loans delinquent 90 days or more:/(2)/
  One- to four-family........................................              653              716             671
  Multi-family...............................................              ---              ---             ---
  Commercial.................................................              ---              ---             ---
  Land.......................................................              ---              ---             ---
  Construction...............................................              ---              ---             ---
  Consumer...................................................               56               59              76
                                                                       -------         --------         -------

    Total accruing loans delinquent more than 90 days........              709              775             747
                                                                        ------         --------          ------
    Total non-performing loans...............................            1,478            1,335           1,225
                                                                        ------         --------         -------

Foreclosed assets:
  One- to four-family........................................               70              ---             ---
  Multi-family...............................................              ---              ---             ---
  Commercial.................................................              ---              ---             ---
  Land.......................................................              ---              ---             ---
  Construction...............................................              ---              ---             ---
  Consumer...................................................              ---              ---             ---
                                                                      --------         --------        --------
     Total...................................................               70              ---             ---
                                                                       -------         --------         -------

Total non-performing assets..................................           $1,548           $1,335          $1,225
                                                                        ======           ======          ======
Total classified assets/(1)/.................................           $7,729           $3,903          $4,243
Total non-performing loans as a percentage
 of total loans receivable..................................             0.84%            0.92%           0.97%
Total non-performing assets as a percentage
 of total assets.............................................            0.83%            0.77%           0.85%
Total classified assets/(1)/ as a percentage of total assets.            4.15%            2.25%           2.93%
Interest income that would have been recorded on
 non-performing loans if current/(3)/........................           $   40           $   15         $    46
Interest income on non-performing loans included in
 net income/(4)/.............................................           $   40           $   19         $    41

-------------------------
(1)   Includes assets designated special mention.
(2) These loans are delinquent 90 days or more as to principal but not as to interest. This can occur when the Association receives a partial payment from a borrower which is first applied to interest due.
(3) This represents the additional interest income that would have been collected had the loans been current.
(4)   This represents the interest income actually collected on the loans.

         Other Loans of Concern. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of September 30, 1996, there was also an aggregate of $6.2 million in net book value of loans classified by the Association with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. At September 30, 1996, other loans of concern consisted primarily of speculative construction and one- to four-family residential loans, and there were no other loans of concern in excess of $250,000. Management has considered the Association's non-performing and "of concern" assets in establishing its allowance for loan losses.

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge-off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. Assets which do not currently expose the savings institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses deserving management's close attention, are required to be designated Special Mention.

         On the basis of management's review of its assets, at September 30, 1996, on a net basis, the Association had classified $2.3 million as Substandard, $4,000 as Doubtful, $0 as Loss and $5.4 million as Special Mention.

         Classified assets at September 30, 1996 were $7.7 million, an increase of $3.3 million over September 30, 1995. The majority of the increase was in the "special mention" category. In an attempt to insure that internal controls monitor all situations of possible concern, the Association's classification policy was changed to classify all speculative construction loans not repaid within the original one year term as special mention. These loans may not be paid off during the initial one year due to delays in starting construction, weather delays during construction, the inability of the new buyer to close the purchase within the original term, or the property remaining unsold near the original maturity date. Prior to maturity, the original loan is modified to reflect a new maturity date one year later than the original maturity date. All of the speculative construction loans were performing in accordance with the loan documents as modified, including the payment of required interest payments. Such loans are not classified as nonperforming since they are performing in accordance with current loan requirements. Speculative construction loans classified as "special mention" at September 30, 1996 were $4.2 million compared to none at September 30, 1995. Two of the loans at September 30, 1996 were delinquent 30 days interest and none were delinquent 60 days or more.

         Allowance for Loan Losses. The allowance for estimated loan losses is established through a provision for losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance for loan losses.

         Real estate properties acquired through foreclosure are recorded at the lower of estimated fair value, less estimated costs to sell, or cost. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At September 30, 1996, the Association had a total allowance for loan losses of $1.4 million representing 91.5% of total non-performing loans.

        The following table sets forth an analysis of the Association's allowance for loan losses.




                                                                Year Ended September 30,
                                                        ----------------------------------------
                                                           1996           1995           1994
                                                        ----------------------------------------
                                                                 (Dollars in Thousands)

Balance at beginning of year.........................      $994           $876           $637

Charge-offs:
  One- to four-family................................       ---            ---             (6)
  Multi-family.......................................       ---            ---            ---
  Commercial.........................................       ---            ---            ---
  Land...............................................       ---            ---            ---
  Construction ......................................       ---            ---            ---
  Consumer...........................................        (9)            (2)            (7)
                                                         ------         ------         ------
          Total charge-offs..........................        (9)            (2)           (13)

Recoveries:
  One- to four-family................................       ---            ---            ---
  Multi-family.......................................       ---            ---            ---
  Commercial.........................................       ---            ---            ---
  Land...............................................       ---            ---            ---
  Construction ......................................       ---            ---            ---
  Consumer...........................................       ---            ---            ---
                                                         ------         ------         ------
     Total recoveries................................       ---            ---            ---

Net charge-offs......................................        (9)            (2)           (13)
Additions charged to operations......................       368            120            252
                                                            ---          -----       --------
Balance at end of year...............................    $1,353           $994           $876
                                                         ======           ====           ====

Ratio of net charge-offs during the year to
 average loans outstanding during the year...........     0.006%          .002%          .012%
                                                          =====           ====           ====

Ratio of allowance for loan losses to non-
performing loans at end of year......................     91.54%         74.46%         71.51%
                                                          =====          =====          =====

Ratio of allowance for loan losses to total loans
receivable at end of year............................      0.77%          0.69%          0.69%
                                                           ====           ====           ====


     The distribution of the Association's allowance for loan losses at the dates indicated is summarized in the following table. The portion of the allowance allocated to each loan category does not necessarily represent the total available for losses within that category since the total allowance is applicable to the entire loan portfolio.

                                                                         At September 30,
                          --------------------------------------------------------------------------------------------------------
                                          1996                                 1995                                 1994
                          ------------------------------------ ------------------------------------ ------------------------------
                                                    Percent                              Percent                          Percent
                                                    of Loans                             of Loans                         of Loans
                                          Loan      in Each                    Loan      in Each    Amount      Loan      in Each
                            Amount of    Amounts    Category     Amount of    Amounts    Category   of Loan    Amounts    Category
                            Loan Loss      by       to Total     Loan Loss      by       to Total    Loss         by      to Total
                            Allowance   Category      Loans      Allowance   Category      Loans   Allowance   Category    Loans
                            ---------   --------    --------     ---------   --------    --------  ---------   --------   --------
                                                                  (Dollars In Thousands)
One- to four-family.......     $299     $109,292     62.06%        $255      $95,040      65.71%     $229      $ 89,197    67.48%
Multi-family..............       22        2,908      1.65           16        3,181       2.20        19         3,865     3.06
Commercial ...............       33        4,322      2.45           28        3,759       2.60        36         3,807     3.01
Land .....................      235        9,605      5.46           79        4,106       2.84       111         3,950     3.13
Construction..............      577       41,646     23.65          503       32,956      22.79       403        25,233    19.98
Consumer..................      187        8,330      4.73          113        5,587       3.86        78         4,226     3.34
                             ------     --------    ------         ----     --------     ------      ----      --------   ------
     Total................   $1,353     $176,103    100.00%        $994     $144,629     100.00%     $876      $126,278   100.00%
                             ======     ========    ======         ====     ========     ======      ====      ========   ======

Investment Activities

     General. Cameron Savings must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1996, and 1995, the Association's regulatory liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.43%, and 18.63%, respectively.

     The Association has the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal and state agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, the Association may also invest its assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Association is to invest funds among various categories of investments and maturities based upon the Association's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

     Investment Securities. At September 30, 1996, the Company's certificates of deposit in other financial institutions totaled $2.5 million, or 1.3%, of total assets and investment securities totaled $18.3 million, or 9.82% of total assets. As of such date, the Company also had a $1.3 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Des Moines. It is the Company's general policy to purchase securities which are U.S. Government securities or federal or state agency obligations or other issues that are rated investment grade or have credit enhancements, except for certain municipal bonds purchased by the Association. The Company's investment portfolio includes $9.3 million of federal agency obligations, of which $242,000 provide for periodic interest rate increases during their remaining terms.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.




                                                                                      At September 30,
                                                      ------------------------------------------------------------------------------
                                                                 1996                       1995                       1994
                                                      -------------------------- -------------------------- ------------------------
                                                          Book         % of          Book         % of          Book         % of
                                                          Value        Total         Value        Total         Value        Total
                                                      ------------  -----------  ------------  -----------  ------------  ----------
                                                                                   (Dollars in Thousands)
Investment securities:
  U.S. Government securities.........................    $ 7,428      29.26%        $10,833      27.62%        $   504         1.76%
  Federal agency obligations.........................      9,254      36.44          14,873      37.76          13,195        46.21
  Municipal bonds....................................      1,615       6.36             717       1.82             777         2.72
  Mutual funds and equity securities/(1)/............        ---        ---             ---        ---           1,832         6.41
                                                         -------     ------         -------     ------         -------       ------
     Subtotal........................................     18,297      72.06          26,473      67.20%         16,308        57.10
FHLB stock...........................................      1,259       4.96           1,235       3.13           1,235         4.32
                                                         -------     ------         -------     ------         -------       ------
     Total investment securities
      and FHLB stock.................................    $19,556      77.02         $27,708      70.33%        $17,543        61.42%
                                                         =======     ======         =======     ======         =======       ======
Average remaining life of investment securities,
  excluding FHLB stock and equity securities.........  2.5 years                  2.1 years                  3.2 years

Other interest-earning assets:
  Cash equivalents...................................    $ 3,333      13.13%        $ 3,082       7.82%        $   796         2.79%

  Certificates of deposit in other financial
   institutions......................................      2,500       9.85           8,611      21.85          10,221        35.79
                                                         -------     ------         -------     ------         -------       ------
     Total investment portfolio......................    $25,389     100.00%        $39,401     100.00%        $28,560       100.00%
                                                         =======     ======         =======     ======         =======       ======


/(1)/ Comprised primarily of a mutual fund investing in government and agency obligations maturing in less than three years, which was sold in 1995.

     The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities, are indicated in the following table.



                                                                       At September 30, 1996
                                         ---------------------------------------------------------------------------------
                                          Less Than     1 to 5        5 to 10        Over
                                           1 Year        Years         Years       10 Years    Total Investment Securities
                                           ------        -----         -----       --------    ---------------- ----------
                                         Book Value   Book Value    Book Value    Book Value   Book Value     Fair Value
                                         ----------   ----------    ----------    ----------   ----------    -------------
                                                                     (Dollars in Thousands)
U.S. Government securities.............    $3,488       $3,940          $--           $--        $7,428          $7,483
Federal agency obligations.............       500        8,254          500            --         9,254           9,129
Municipal bonds........................       217          902          496            --         1,615           1,637
                                           ------       ------       ------          ----       -------         -------

Total investment securities............    $4,205      $13,906         $996           $--       $18,297         $18,249
                                           ======      =======         ====           ===       =======         =======

Weighted average yield.................      6.44%        6.14%        5.93%           --          6.20%

     Mortgage-Backed Securities. From time to time, the Association purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. The balance of all mortgage-backed securities at September 30, 1996 was $13,000. The Company has not and does not intend to invest in high-risk mortgage derivative securities. The Company may determine to increase its investment in mortgage-backed securities in order to supplement loan origination activity.

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

     Effective February 10, 1992, the OTS adopted the Federal Financial Institutions Examination Council "Statement of Policy on Securities Activities" through its Thrift Bulletin 52 (the "Bulletin"). The Bulletin requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and sets forth certain factors that must be considered when evaluating whether the reporting of an institution's investments is consistent with its intent and ability to holder such investments. The Bulletin also establishes a framework for identifying when certain mortgage derivative products are high-risk mortgage securities that must be reported in a "trading" or "held for sale" account. Purchases of high-risk mortgage securities prior to the effective date of the Bulletin generally will be reviewed in accordance with previously-existing OTS supervisory policies. The Association believes that it currently holds and reports its securities and loans in a manner consistent with the Bulletin. The Association also holds no assets which management believes qualify as high-risk mortgage securities, as defined in the Bulletin.

Sources of Funds

     General. Deposit accounts have traditionally been the principal source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, the Association derives funds from loan repayments, cash flows generated from operations and FHLB advances. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. The Association borrowed $12.25 million from the FHLB of Des Moines during fiscal 1996 to supplement funding for loan originations.

     Deposits. The Association offers a variety of accounts, including money market accounts, passbook savings accounts, interest and non-interest-bearing NOW accounts and certificates of deposit accounts. Account terms vary, with principal differences being the minimum balance required, the time period funds must remain on deposit, fixed versus variable interest rates and the interest rate. Maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determinations of savings rates are predicated on funding and liquidity requirements, U.S. Treasury rates, competition and established Association goals. As part of its asset/liability management efforts, the Association has emphasized long-term certificates of deposit with terms of up to ten years. At September 30, 1996, the Association had $17.7 million of certificates of deposit with remaining maturities in excess of five years. The Association has successfully marketed a "Wildcard" certificate of deposit, which is an Individual Retirement Account certificate that varies as to rate each quarter based on the coupon equivalent of the most recent 52 week Treasury Bill auction prior to the start of a calendar quarter. The minimum rate is 5% and the maximum rate is 10%. At September 30, 1996, the Association had $12.0 million of "Wildcard" certificates outstanding.

     The Association's deposits are obtained primarily from the areas in which its branch offices are located, and the Association relies primarily on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types of advertising and promotion to attract and retain deposit accounts also are used. The Association does not currently solicit or currently accept brokered deposits. The Association has been competitive in the types of accounts and interest rates it has offered on its deposit products. The Association intends to continue its efforts to attract deposits as a primary source of funds for supporting its lending and investing activities. The Association advertises via radio, direct mail and in local newspapers.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Association has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demands. The Association has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Association manages the pricing of its deposits in keeping with its asset/liability management, liquidity and growth objectives. Based on its experience, the Association believes that its savings and interest and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Association to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     In setting rates, Cameron Savings regularly evaluates (i) its internal cost of funds, (ii) the rates offered by competing institutions, (iii) its investment and lending opportunities and (iv) its liquidity position. In order to decrease the volatility of its deposits, Cameron Savings imposes penalties on early withdrawal on its certificates of deposit.

     The following table sets forth the savings flows at the Association during the years indicated.

                                                     Year Ended September 30,
                                                --------------------------------------
                                                   1996         1995          1994
                                                -----------  -----------  ------------
                                                      (Dollars in Thousands)
Opening balance ............................      $121,280     $123,110      $122,378
Deposits....................................       100,960      134,651        98,372
Withdrawals.................................       103,883      141,254       101,730
Interest credited...........................         4,751        4,773         4,090
                                                  --------    ---------     ---------

Ending balance..............................      $123,108     $121,280      $123,110
                                                  ========     ========      ========

Net increase (decrease).....................        $1.828     $( 1,830)      $   732
                                                    ======     ========       =======

Percent increase (decrease).................          1.5%        (1.5)%          .6%
                                                      ===        =====            ==

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.


                                                                                  At September 30,
                                                  -------------------------------------------------------------------------------
                                                             1996                       1995                       1994
                                                  --------------------------- -------------------------- ------------------------
                                                                   Percent                    Percent                    Percent
                                                     Amount       of Total      Amount       of Total      Amount       of Total
                                                  -----------   ------------  -----------   ------------  ---------    -----------
                                                                               (Dollars in Thousands)

Transactions and Savings Deposits:
---------------------------------
Passbook accounts 3.25............................    $11,179       9.1%       $ 10,415          8.6%     $ 15,389         12.5%
NOW accounts 0.00 - 2.75..........................      5,294       4.3           5,322          4.4         5,051          4.1
Money market accounts 3.00........................      7,494       6.1           8,091          6.7        11,252          9.1
                                                     --------    ------        --------        -----      --------        -----

Total non-certificates............................     23,967      19.5          23,828         19.7        31,692         25.7
                                                     --------    ------        --------        -----      --------        -----

Certificates:
 2.00 -  3.99%....................................          4       ---              52          ---         7,146          5.8
 4.00 -  5.99%....................................     63,866      51.9          52,769         43.5        50,263         40.9
 6.00 -  7.99%....................................     33,182      27.0          42,365         34.9        29,178         23.7
 8.00 -  9.99%....................................      2,089       1.7           2,266          1.9         4,829          3.9
10.00% and over...................................        ---       ---             ---          ---             2          ---
                                                     --------    ------        --------        -----      --------        -----

Total certificates................................     99,141      80.5          97,452         80.3        91,418         74.3
                                                     --------    ------        --------        -----      --------        -----
Total deposits....................................   $123,108    100.00%       $121,280        100.0%     $123,110        100.0%
                                                     ========    ======        ========        =====      ========        =====


     The following table shows rate and maturity information for the Association's certificates of deposit at September 30, 1996.




                                2.00-      4.00-     5.00-     6.00-      7.00-         8.00%                  Percent
                               3.99%      4.99%     5.99%     6.99%      7.99%        or greater    Total      of Total
                              -------    --------  --------  --------  --------    -------------  ----------   --------
                                                                 (Dollars in Thousands)

Certificate accounts
maturing in
quarter ending:
------- ------
December 31, 1996..........       $4         $609   $14,254     $981        $11          $57       $15,916      16.05%
March 31, 1997.............       --          315    16,347      188        185           26        17,061      17.21%
June 30, 1997..............       --          228     6,764      322         11           25         7,350       7.41%
September 30, 1997.........       --           72     7,263      366      1,516            3         9,220       9.30%
December 31, 1997..........       --           56     3,300    1,471        104           44         4,975       5.02%
March 31, 1998.............       --           --     6,149    1,790         27           --         7,966       8.04%
June 30, 1998..............       --           --     1,575      326         14           --         1,915       1.93%
September 30, 1998.........       --           --     1,642    1,189        444           --         3,275       3.30%
December 31, 1998..........       --           --     1,151      177        233           --         1,561       1.57%
March 31, 1999.............       --           --     1,407      232         28           66         1,733       1.75%
June 30, 1999..............       --           --       430    1,052         --           --         1,482       1.49%
September 30, 1999.........       --           --       282    1,052         20          253         1,607       1.62%
Thereafter.................       --           --     2,022   16,647      4,796        1,615        25,080      25.31%
                                ----       ------   -------   ------      -----        -----                    -----

   Total...................     $  4       $1,280   $62,586  $25,793     $7,389       $2,089       $99,141     100.00%
                                ====       ======   =======  =======     ======       ======       =======     ======

   Percent of total........      --%       1.29%    63.13%   26.02%      7.45%        2.11%        100.00%

     The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity at September 30, 1996.




                                                                               Maturity
                                                      -------------------------------------------------------------------
                                                                        Over         Over
                                                        3 Months       3 to 6       6 to 12        Over
                                                         or Less       Months       Months       12 months       Total
                                                     -------------  ------------  -----------   -----------   ----------
                                                                       (Dollars In thousands)
     Certificates of deposit less than $100,000.......      $14,407       $15,666      $15,527       $44,084      $89,684

     Certificates of deposit of $100,000 or more......          556         1,229          841         5,494        8,120

     Public funds /1/.................................          953           166          202            16        1,337
                                                            -------       -------       ------        ------        -----

     Total certificates of deposit....................      $15,916       $17,061      $16,570       $49,594      $99,141
                                                            =======       =======      =======       =======      =======

---------------
/1/ Deposits from governmental and other public entities, including deposits greater than $100,000.


         Borrowings. The Association has the ability to use advances from FHLB of Des Moines to supplement its deposits when the rates are favorable. As a member of the FHLB of Des

Moines, the Association is required to own capital stock and is authorized to apply for advances. Each FHLB credit program has its own interest rate, which may be fixed or variable, and includes a range of maturities. The FHLB of Des Moines may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.

     The Association borrowed $12.5 million under FHLB advances during 1996 to fund loan originations and meet short term cash needs. Outstanding balances at September 30, 1996 were $12.5 million.

     The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.



                                             Years Ended September 30,
                                            --------------------------
                                             1996               1995
                                             ----               ----
                                                   (In Thousands)
Maximum Balance
---------------
     FHLB advances                          $12,250              $2,000

Average Balance
---------------
     FHLB advances                           $3,192                 $19

                                             Years Ended September 30,
                                            --------------------------
                                             1996               1995
                                             ----               ----
                                                   (In Thousands)

FHLB advances                               $12,250                   --
                                            =======                  ===
Weighted average interest rate                 6.09%                  --%


     During the last several years, loan originations have exceeded savings inflows, loan repayments and cash provided by operations. Prior to fiscal year 1996, the excess resulted in reductions in the investment securities portfolio and the Association's total liquidity. See "Regulation-Liquidity". To maintain liquidity above the required minimum, it is anticipated that FHLB advances will continue to supplement projected savings inflows and loan repayments to fund continued loan demand.

Subsidiaries

     Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets for community purposes. In addition, federal associations may invest up to 50% of their total capital in conforming loans to their service corporations in which they own more than 10% of the capital stock. In addition, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     At September 30, 1996, Cameron Savings had one service corporation. The Service Corporation was established in 1975 for the purpose of offering credit life, disability and accident insurance to its customers. At September 30, 1996, the Association's investment in the Service Corporation was $351,000.

                                   REGULATION

General

     Cameron Savings is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Cameron Savings is subject to broad federal regulation and oversight extending to all its operations. Cameron Savings is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Association, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. Cameron Savings is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of Cameron Savings are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Cameron Savings.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Congress is considering legislation that would consolidate the supervision and regulation of all U.S. financial institutions in one administrative body, expand the powers of financial institutions, and provide regulatory relief to financial institutions. It cannot be predicted with certainty whether or when this legislation will be enacted, or the extent to which the Association or the Company would be affected thereby.

Federal Regulation of Savings Associations

     The OTS has extensive authority over the operations of savings associations. As part of this authority, Cameron Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Cameron Savings and Cameron Financial Corp. was as of June 13, 1996. When these examinations are conducted by the OTS and the FDIC, the examiners may require Cameron Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 1996, was $49,000.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including associations and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of Cameron Savings is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

     The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1996, Cameron Savings' lending limit under this restriction was $5.1 million. The Association is in compliance with the loans-to-one-borrower limit.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

Insurance of Accounts and Regulation by the FDIC

     Cameron Savings is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings and loan associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .67% to .23% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 27, 1996. For the Association, the assessment amounted to $800,000 (or $509,000 when adjusted for taxes), based on the Association's deposits on March 31, 1995. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF will be merged on January 1, 1999, provided the bank and saving association charters are merged by that date. In that event, pro rata FICO sharing will begin on January 1, 1999.

         While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Association, and BIF-insured institutions will continue until at least January 1, 1999. Under the legislation, the Association anticipates that its ongoing annual SAIF premiums will be approximately $80,000.

Regulatory Capital Requirements

         Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity including retained earnings, and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At September 30, 1996, the Association had no intangible assets or unrealized loss, net of tax under SFAS No. 115.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

         At September 30, 1996, the Association had tangible capital of $32.9 million, or 18.9% of adjusted total assets, which is approximately $30.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital of at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1996, Cameron Savings had no intangible assets which were subject to these tests.

         At September 30, 1996, Cameron Savings had core capital equal to $32.9 million, or 18.9% of adjusted total assets, which is $27.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1996, Cameron Savings had no capital instruments that qualify as supplementary capital and $1.3 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had exclusions from capital and assets at September 30, 1996 of $1.1 million.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total risk weighted capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On September 30, 1996, Cameron Savings had total capital of $33.1 million (including $32.9 million in core capital and $1.3 million in qualifying supplementary capital) and risk- weighted assets of $117.3 million (including $2.3 million in converted off-balance sheet assets); or total capital of 28.3% of risk-weighted assets. This amount was $23.8 million above the 8% requirement in effect on that date.

         Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Cameron Savings may have a substantial adverse effect on the Association's operations and profitability. Holding Company shareholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Holding Company.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "--Regulatory Capital Requirements").

         Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Association meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

         Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Association will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted. The Association qualifies for Tier 1 and has declared and paid dividends of $2,248,000 to Cameron Financial Corporation during fiscal 1996.

Liquidity

         All savings associations, including Cameron Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1996, Cameron Savings was in compliance with both requirements, with an overall liquid asset ratio of 6.43% and a short-term liquid assets ratio of 3.64%.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Cameron Savings is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings associations, including Cameron Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At September 30, 1996, the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Cameron Savings, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Cameron Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in January 1995 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Association include the Holding Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Association's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over holding companies and their non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If Cameron Savings fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1996, Cameron Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         Cameron Savings is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Cameron Savings is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1996, Cameron Savings had $1.3 million in FHLB stock, which was in compliance with this requirement. In past years, Cameron Savings has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 8.03% and were 7.26% for fiscal year 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Cameron Savings' FHLB stock may result in a corresponding reduction in Cameron Savings' capital.

         For the year ended September 30, 1996, dividends paid by the FHLB of Des Moines to the Association totaled $91,000, which equaled the amount of dividends received in fiscal year 1995.

Federal and State Taxation

         Federal Taxation. Savings associations such as the Association that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code (the "Code") are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a saving association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings and loan association over a period of years.

         Under recently enacted legislation, the percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations, i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year, may no longer be entitled to use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Association is not a "large" association, the Association will continue to be permitted to use the experience method. The Association will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997. As of September 30, 1996, the Association's bad debt reserve subject to recapture over a six-year period totaled approximately $288,000. The Association has established a deferred tax liability of approximately $96,000 for this recapture.

         If an association ceases to qualify as a "bank" (as defined in Code
Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratably over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the Association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1996, the Association's excess for tax purposes totaled approximately $4.6 million.

         The Association and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company files consolidated federal income tax returns with the Association and its subsidiaries. Savings associations, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Association and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through September 30, 1981. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Association) would not result in a deficiency which could have a material adverse effect on the financial statements of the Association and its consolidated subsidiaries.

         Missouri Taxation. The State of Missouri has a corporate income tax; however, savings and loan institutions are exempt from such tax. Missouri-based thrift institutions, such as the Association, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income as defined in the Missouri statutes. This tax is a prospective tax for the privilege of the Association exercising its corporate franchise within the state, based on its net income for the preceding year. The tax is in lieu of all other state taxes on thrifts, except taxes on real estate, tangible personal property owned by the taxpayer and held for lease or rental to others, certain payroll taxes, and sales and use taxes.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         Savings institutions generally face strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, commercial banks and mortgage bankers who also make loans secured by real estate located in the Association's market area. The Association competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         The Association faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The ability of the Association to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff.

Employees

         At September 30, 1996, the Association and its subsidiary had a total of 44 full-time employees and 4 part-time employees. None of the Association's employees is represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Association who are not Directors

         Ronald W. Hill. Mr. Hill, age 47, is the Vice President and Treasurer of Cameron Savings, responsible for the supervision of the accounting department, reporting to the regulatory authorities, and managing the Association's liquidity position. Mr. Hill joined the Association in 1981 as Controller and was promoted to his current position in 1988.

         Stephen Hayward. Mr. Hayward, age 34, is currently the Director of Lending of the Association. As such, he is responsible for the supervision of all lending operations of the Association, including loan applications and loan closings. Mr. Hayward joined the Association in 1991 as Internal Auditor and Compliance Officer. Prior to joining the Association, Mr. Hayward was a Manager with the accounting firm of KPMG Peat Marwick LLP in Kansas City, Missouri.

         Earl Frazier. Mr. Frazier, age 61, is currently the manager of the loan production office in Liberty, Missouri. In that capacity, Mr. Frazier is responsible for overseeing the lending operations, including the origination of construction and land loans.
Mr. Frazier joined the Association in 1981 as a loan officer. Prior to joining the Association, Mr. Frazier was a real estate agent and, prior thereto, a residential home builder.

Item 2.  Description of Property

         The Association operates from three full-service facilities and one loan production office. The Association's main office and adjoining consumer loan office are owned entirely by Cameron Savings. The two branch locations as well as the Association's loan production office are leased. Construction of the new home office building on North Walnut Street in Cameron commenced in November, 1995, with completion scheduled for March, 1997. Estimated construction costs are $4.25 million.

         On November 15, 1996, the Company signed a contract to purchase approximately four acres of land in Liberty, Missouri for use as a future branch office. It is the Association's intent to convert the current loan production office to a full service branch office. Application for the change has not yet been submitted to OTS for approval. The cost of the land is $850,000. Although no formal estimates have been prepared at this time, construction costs are estimated at $1.0 million. Completion of the office could occur in late 1997 or early 1998. The Company intends to use approximately one acre for the branch facility and the remainder as investment property.

         The following table sets forth certain information with respect to the offices of the Association and its subsidiary at September 30, 1996.


                                                                                                  Net Book
                                                                                                  Value as
                                                                            Approximate              of
                                             Date                              Square           September 30,
    Location                               Acquired           Title           Footage               1996
----------------                          ----------         -------        -----------         -------------
Main Office                                  1959             Owned            14,091             $ 9,000
-----------
123 East Third Street
Cameron, MO

309 North Main Street                        1977             Owned            4,040               61,000
Cameron, MO

Branch Offices                               1994            Leased            1,311                N/A
--------------                                              (expires
115 East Fourth Street                                        2003)
Maryville, MO

702 State Street                             1992            Leased             900                 N/A
Mound City, MO                                              (expires
                                                            1998)/(1)/

Loan Production Office                       1992            Leased            2,296                N/A
----------------------                                      (expires
101 Clayview Drive                                          1997)/(2)/
Liberty, MO

Future Main Office                           1993             Owned          3.9 Acres           2,678,000
------------------
1304 North Walnut Street/(3)/
Cameron, MO

----------------
/1/  Subject to option to extend for three years.
/2/  Subject to option to extend for five years.
/3/  Acquired as the future site of the Main Office/Customer Convenience Center.

         The Association's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau.

Item 3.  Legal Proceedings
         -----------------

         The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.

                                    PART II
                                    -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
         --------------------------------------------------------------------

         Page 43 of the attached 1996 Annual Report to Shareholders is herein incorporated by reference.

Item 6.  Selected Financial Data
         -----------------------

         Pages 3 to 4 of the attached 1996 Annual Report to Shareholders are herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

         Pages 5 through 18 of the attached 1996 Annual Report to Shareholders are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         Pages 19 through 42 of the attached 1996 Annual Report to Shareholders are herein incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 27, 1997, except for information contained under the heading

"Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Executive Compensation
          ----------------------

          Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 27, 1997, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 27, 1997, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

          Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 27, 1997, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

          (a) (1)  Financial Statements:
          -----------------------------

          The following information appearing in the Registrant's Annual Report to Shareholders for the year ended September 30, 1996, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.


                                                                                              Pages in
                                                                                               Annual
               Annual Report Section                                                           Report
               ---------------------                                                          --------
Report of Independent Auditors..............................................................     19

Consolidated Balance Sheets at September 30, 1996 and 1995..................................     20

Consolidated Statements of Earnings for the Years ended September 30, 1996,
1995 and 1994...............................................................................     21

Consolidated Statements of Stockholders' Equity for the Years ended
  September 30, 1996, 1995 and 1994.........................................................     22

Consolidated Statements of Cash Flows for the Years ended September 30, 1996,
  1995 and 1994.............................................................................    23-24

Notes to Consolidated Financial Statements..................................................    25-42

          (a) (2)  Financial Statement Schedules:
          --------------------------------------

          All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

          (a) (3)  Exhibits:
          -----------------

                                                                                                   Sequential Page
                                                                       Reference to                 Number Where
Regulation                                                           Prior Filing or              Attached Exhibits
S-K Exhibit                                                           Exhibit Number             Are Located in this
  Number                            Document                         Attached Hereto              Form 10-K Report
------------      ----------------------------------------          -----------------           ---------------------
    2             Plan of acquisition, reorganization,                     None                    Not applicable
                  arrangement, liquidation or succession

    3             Certificate of Incorporation and Bylaws                   *                      Not applicable

    4             Instruments defining the rights of                        *                      Not applicable
                  security holders, including indentures

    9             Voting trust agreement                                   None                    Not applicable

    10.1          Severance Agreements of David G. Just                     *                      Not applicable
                  and Ronald Hill

    10.2          Employee Stock Ownership Plan                             *                      Not applicable

    10.3          1995 Stock Option and Incentive Plan                      **                     Not applicable

    10.4          Recognition and Retention Plan                            **                     Not applicable

    10.5          Deferred Fee Agreement                                    *                      Not applicable

    10.6          Director Emeritus Agreement                               *                      Not applicable

    11            Statement re: computation of per                         None                    Not applicable
                    share earnings

    12            Statement re: computation or ratios                  Not required                Not applicable

    13            Annual Report to Security Holders                         13                        Page 53

    16            Letter re: change in certifying                          None                    Not applicable
                    accountant

    18            Letter re: change in accounting                          None                    Not applicable
                    principles

    21            Subsidiaries of Registrant                                22                        Page 98


                                                                                                                Sequential Page
                                                                                    Reference to                 Number Where
Regulation                                                                        Prior Filing or              Attached Exhibits
S-K Exhibit                                                                        Exhibit Number             Are Located in this
  Number                                 Document                                 Attached Hereto              Form 10-K Report
------------           ------------------------------------------               ------------------           ----------------------
    22                 Published report regarding matters                               None                    Not applicable
                        submitted to vote of security holders

    23                 Consent of experts and counsel                                   None                    Not applicable

    24                 Power of Attorney                                            Not Required                Not applicable

    27                 Financial Data Schedule                                           27                        Page 99

    28                 Information from reports furnished to                            None                    Not applicable
                        State insurance regulatory authorities

    99                 Additional exhibits                                              None                    Not applicable

-------------------

         * Filed on December 23, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-87900), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         ** Filed December 27, 1995, as exhibits to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

              (b)  Reports on Form 8-K:
              ------------------------

              No current reports on Form 8-K were filed by the Company during the three months ended September 30, 1996.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAMERON FINANCIAL CORPORATION

Date: December 26, 1996                By: /s/David G. Just
      ------------------------             -------------------------------
                                           David G. Just
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/David G. Just                           By: /s/Herschel Pickett
    -------------------------                      ----------------------------
     David G. Just, President                      Herschel Pickett
      Chief Executive Officer and Director         Chairman of the Board

Date: December 26, 1996                        Date: December 26, 1996
      ------------------------                       --------------------------

By: /s/Kennith R. Baker                        By: /s/George E. Hill
    --------------------------                     ----------------------------
    Kennith R. Baker, Secretary and                George E. Hill, Director
     Director

Date: December 26, 1996                        Date: December 26, 1996
      ------------------------                       --------------------------

By: /s/Harold D. Lee                           By: /s/William F. Barker
    --------------------------                     ----------------------------
    Harold D. Lee, Director                        William F. Barker, Director

Date: December 26, 1996                        Date: December 26, 1996
      ------------------------                       --------------------------

By: /s/Jon N. Crouch                         By: /s/Ronald W. Hill
    --------------------------                     ----------------------------
     Jon N. Crouch, Director                     Ronald W. Hill, Vice President,
                                                  Treasurer, and Chief Financial
                                                   Officer (Principal Financial
                                                   and Accounting Officer)

Date: December 26, 1996                        Date: December 26, 1996
      ------------------------                       --------------------------