Form 10-Q
period 1996-12-31
CAMERON FINANCIAL CORP /DE/
filed 1997-02-13
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549
                                    __________________________________


                                                  FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

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
         Yes  (X)                         No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                          Outstanding at February 11, 1997
Common stock, .01 par value               2,687,696

                                 CAMERON FINANCIAL CORPORATION
                                            Contents

PART I  - FINANCIAL INFORMATION

         Item 1:         Financial Statements                       Page

Consolidated Balance Sheets at December 31, 1996,
unaudited, and September 30, 1996                                    3

Consolidated Statements of Earnings for the Three
Months ended December 31, 1996 and 1995, unaudited                   4

Consolidated Statements of Equity for the
Three Months Ended December 31, 1996, unaudited                      5

Consolidated Statements of Cash Flows for
the Three Months Ended December 31, 1996 and
1995, unaudited                                                    6-7

Notes to Consolidated Financial Statements                           8

         Item 2:         Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                               9-16

PART II - OTHER INFORMATION                                         17

Signatures                                                          17




                CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                             Consolidated Balance Sheets
                               (Dollars in Thousands)
                                                      December 31,   September
                                                          1996       1996
    Assets                                             (unaudited)

    Cash and cash equivalents                           $8,156    $6,283
    Investment securities held-to-maturity (estimated fair
      value of $16,607,000 at December 31 and $18,249,000 at
      September 30)                                     16,531    18,297
    Mortgage-backed securities held-to-maturity             12        13
    Loans receivable, net                              159,250   154,444
    Accrued interest receivable:
         Loans and mortgage-backed securities             1,119     1,090
         Investment securities                              274       206
    Office property and equipment, net                    3,662     2,874
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost
                                                          1,259     1,259
    Deferred income taxes                                   399       611
    Other assets                                          1,217     1,269

         Total assets                                  $191,879  $186,346

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                               124,084   123,108
         Advances from FHLB                              18,250    12,250
         Advance payments for taxes and insurance           604     1,729
         Accrued interest on savings deposits               120       141
         Accrued expenses and other liabilities             969     1,989
         Income taxes payable                               407       314

         Total liabilities                              144,434   139,531

    Stockholders' Equity:
      Serial preferred stock, $.01 par, 2,000,000
        authorized, none issued or outstanding              ---           --
      Common stock, $.01 par value, authorized 10,000,000
        shares, 3,026,928 shares issued                      30        30
      Additional paid in capital                         29,660    29,622
      Retained earnings, substantially restricted        23,214    22,756
      Less:
       Unearned employee benefits                        (2,941)   (3,082)
       Treasury stock, at cost- 177,648 shares at December 31
                                                         (2,518)   (2,511)
      Total stockholders' equity                         47,445    46,815

         Total liabilities and stockholders' equity    $191,879  $186,346

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                    CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Earnings
                                  (unaudited)
                                                Three Months Ended
                                                  December 31,
                                                1996        1995
                                              (Dollars in thousands)

        Interest income:
           Loans                              $3,438      $2,834
           Investment securities                 277         385
           Certificates of deposit and othe      125         184
                Total interest income          3,840       3,403

        Interest expense:
           Savings deposits                    1,639       1,643
           Borrowed money                        231           3
                Total interest expense         1,870       1,646

                Net interest income            1,970       1,757

        Provision for loan losses                189          42
                Net interest income after
                provision for loan losses      1,781       1,715

        Noninterest income:
           Loan fees and service charges          40          33
           Other income                            6           9
                Total noninterest income          46          42

        Noninterest expense:
           Compensation, payroll taxes and
             fringe benefits                     461         376
           Occupancy expense                      59          45
           Data processing                        40          41
           Federal insurance premiums             56          70
           Advertising                            26          21
           Other operating expenses              148         104
                Total noninterest expense        790         657

                Earnings before income taxe    1,037       1,100

                Income taxes                     393         415

                Net earnings                    $644        $685

        Net earnings per share                 $0.24       $0.24

        Average common shares outstanding  2,680,066   2,809,140

See accompanying Notes to Unaudited Consolidated Financial Statements.


                    CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Stockholders' Equity
                    For The Three Months Ended December 31, 1996
                                  (Unaudited)
                            (Dollars in Thousands)
                                            Additional                Unearned              Total
                                  Common    paid-in      Retained     employee   Treasury   stockholders'
                                  stock     capital      earnings     benefits   stock      equity

Balance, September 30, 1996       $30       $ 29,622     $ 22,756     ($3,082)   ($2,511)   $46,815

Net earnings                        -            -            644         -          -          644

Amortization of RRP                 -            -            -            70        -           70

Purchase of treasury stock          -            -            -            -          (7)        (7)

Allocation of ESOP shares           -             38          -             71       -          109

Dividends declared($.07 per share)  -            -           (186)         -         -         (186)

Balance, December 31, 1996        $30        $29,660      $23,214      ($2,941)  ($2,518)   $47,445

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                       CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                           Consolidated Statements of Cash Flows
                                              Three Months Ended December 31,
                                                           (Unaudited)
                                                    (Dollars in Thousands)
                                                         1996     1995

Cash flows from operating activities:
 Net earnings                                            $644     $685
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                            9        1
   Amortization of RRP and allocation of ESOP shares      179        -
   Provision for loan losses                              189       42
   Provision for losses on real estate owned                3        -
   Deferred income taxes                                  212      (45)
   Gain on sales of real estate owned                      (4)       -
   Stock dividend received from FHLB of Des Moines          -      (25)
   Amortization of deferred loan fees                    (121)     (87)
   Proceeds from sales of loans held for sale             141      173
   Origination of loans held for sale                    (140)     (90)
   Gain on sale of loans held for sale                     (1)      (1)
   Changes in assets and liabilities:
     Accrued interest receivable                          (97)      32
     Other assets                                          10       64
     Accrued interest payable                             (21)     (33)
     Accrued expenses and other liabilities            (1,020)      57
     Current income taxes payable                          93      353

       Cash provided by operating activities              $76   $1,126

Cash flows from investing activities:
   Net increase in loans receivable                    (4,854)  (4,311)
   Purchase of loans receivable                             -     (882)
   Mortgage-backed securities principal payments            1       1
   Maturity of investment securities
      held to maturity                                  1,780    3,718
   Purchase of investment securities
      held to maturity                                      -   (1,041)
   Net decrease (increase) in certificates of
      deposit in other financial institutions               -      991
   Additions and improvements to real estate owned         27        -
   Purchase of office properties and equipment           (811)    (587)

       Cash used in investing activities              ($3,861) ($2,111)


Cash flows from financing activities:
   Net (decrease) in NOW, passbook and money market
      deposit accounts                                    (40)     324
   Net increase in certificate accounts                 1,016     (235)
   Net decrease in advance payments by
      borrowers for taxes and insurance                (1,125)  (1,138)
   Proceeds from FHLB advances                          8,000    1,250
   Repayment of FHLB advances                          (2,000)       -
   Dividends paid                                        (186)   (197)
   Purchase of Treasury stock                              (7)     -

        Net cash (used in) provided by
           financing activities                         5,658       4

        Net increase (decrease)in cash                  1,873    (981)

Cash and cash equivalents at beginning of period        6,283   10,934
Cash and cash equivalents at end of period             $8,156   $9,953

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes           $89     $103
   Cash paid during the period for interest            $1,910   $1,680

Supplemental schedule of noncash investing and financing
activities:
        Conversion of loans to real estate owned          $23    $-
        Conversion of real estate owned to loans         $186    $197

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

(2)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month period ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending
September 30, 1997.

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

Earnings per share is based upon the weighted average common and common equivalents shares outstanding, less treasury shares and unallocated ESOP shares. Stock options and the shares awarded under the RRP (see note 4) are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.


                             CAMERON FINANCIAL CORPORATION AND SUBSIDIARIES

                                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Cameron Financial Corporation and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., at December 31, 1996 to its fiscal year end September 30, 1996, and the results of operations forthe three months ended December 31, 1996 and 1995. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

The net income of the Association is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest bearing liabilities.
Net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges. Net interest income is determined by the difference between the yield earned on interest earning assets and rates paid on interest bearing liabilities (interest rate spread), and the relative amounts of interest earning assets and interest bearing liabilities (net interest margin). The interest rate spread is affected by the loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and the establishment of loan loss reserves.The operation of a financial institution is significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders,thelevel of interest rates, and the availability of funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of personal income and savings in the market area of the financial institution.

FINANCIAL CONDITION

Total assets increased 3.0% to $191,879,000 at December 31, 1996 from $186,346,000 at September 30, 1996. Cash and cash equivalents and investment securities increased 0.4%, or $107,000 to $24,687,000 at December 31, 1996 from $24,580,000 at September 30, 1996. Net loans increased 3.1%, or $4,806,000, from September 30, 1996 to December 31, 1996. Real estate loan and consumer loan growth in this time period was $8,857,000 and $449,000 respectively. Office property and equipment increased $788,000 to $3,662,000 at December 31, 1996 from $2,874,000 at
September 30, 1996, as a result of construction continuing on the new home office building in Cameron. The total cost of the new office is estimated at $4,250,000 and completion is expected in early 1997.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                             December 31,       September 30,
                                 1996               1996
One- to four family          $112,888,000       $109,292,000
Multifamily                     3,504,000          2,908,000
Commercial real estate          3,600,000          4,322,000
Land                            5,404,000          5,404,000
Development                     3,593,000          4,201,000
Construction (1)               47,641,000         41,646,000
Consumer loans                  8,779,000          8,330,000
  Total Loans Receivable      185,409,000        176,103,000
Less:
Deferred loan fees, net           832,000            804,000
Loans in process               23,789,000         19,502,000
Allowance for loan losses       1,538,000          1,353,000
  Net Loans Receivable       $159,250,000       $154,444,000

(1) Speculative construction  $38,274,000        $26,685,000
Contract and permanent
  construction                 $9,367,000        $14,961,000
Total                         $47,641,000        $41,646,000


During the three months ended December 31, 1996, construction loans increased by $5,995,000 to $47,641,000, and permanent 1-4 family loans increased by $3,596,000 to $112,888,000.

Deposits were $124,084,000 at December 31, 1996, an increase of $976,000, or 0.8% from $123,108,000 at September 30, 1996. Competition from other financial and non-financial entities will continue to impact savings growth. The Association offers competitive interest rates on its deposit products.

The FHLB advances outstanding were $18,250,000 at December 31, 1996 compared to $12,250,000 at September 30, 1996. The Association borrowed $8.0 million in FHLB advances during the current quarter to fund continued loan growth, repay maturing advances of $2.0 million and provide additional liquidity. In January 1997, the Association borrowed an additional $7.0 million in FHLB advances.

In January 1997, the Company repurchased 159,000 shares of common stock for the previously announced stock buy back program. Approximately 126,000 shares remain to be repurchased in the current buy back program.


RESULTS OF OPERATIONS

Net Earnings: Net earnings decreased $41,000, or 6.0%, to $644,000 for the quarter ended December 31, 1996, compared with $685,000 for the quarter ended December 31, 1995. The increases in interest income and non-interest income and decrease in income taxes were offset by increases in interest expense, provisions for loan losses, and non-interest expense.

Net Interest Income: Net interest income increased $213,000, or 12.1%, to $1,970,000 for the quarter ended December 31, 1996, compared with $1,757,000 for the quarter ended December 31, 1995. The net interest margin for the quarter ended December 31, 1996 was 4.26% compared to 4.15% for the quarter ended December 31, 1995. The increase was primarily the result of increased yields on loans and decreased costs on savings for the December 1996 quarter compared to the December 1995 quarter. The average spread between interest earning assets and interest bearing liabilities increased to 2.73% for the three months ended December 31, 1996, compared with 2.52% for the same period in 1995. Increased rates on loans and increased balances of loans offset increased rates on certificates.

Interest Income: Interest income increased by $437,000, or 12.8%, for the quarter ended December 31, 1996, to $3,840,000 from $3,403,000 for the quarter ended December 31, 1995.

Interest Expense:  Interest expense increased $224,000, or 13.6%, to
$1,870,000 for the quarter ended December 31, 1996, compared to $1,646,000 for the same period in 1995. The increase is a result of increases in average balances of interest-bearing liabilities for the quarter ended December 31, 1996 compared to 1995. Average savings deposits were $123.6 million for the quarter ended December 31, 1996 compared to $121.2 million for the 1995 quarter.
Average FHLB advances were $15.8 million for the quarter ended December 31, 1996 compared to $313,000 for the 1995 quarter. Increases in interest bearing liabilities were partially offset by lower average rates in the quarter ended December 31, 1996 compared to the same quarter in 1995. The average costs of savings for quarters ended December 31, 1996 and 1995 were 5.26% and 5.38% respectively. Certificates of deposit were 80.7% of total savings and 70.4%
of total interest-bearing liabilities at December 31, 1996 compared to 80.5% and 73.2% respectively at September 30, 1996. The Association borrowed $8,000,000 from the FHLB in the quarter ended December 31, 1996 to fund continued loan growth, repay maturing advances of $2,000,000 and provide liquidity. Interest rates on new advances were from 5.78% to 6.57% with maturities between one and six years.

Provision for Loan Losses: The provision for loan losses was $189,000 for the quarter ended December 31, 1996, compared to $42,000 for the same period in 1995. The allowance for loan losses is reviewed and adjusted monthly by management based on the size and composition of the gross loan portfolio. Various percentages are applied to the different types of loans in the loan portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision for loan loss will vary based on increases or decreases in the loan portfolio and changes in the composition of the portfolio. During the quarter ended December 31, 1996, the gross loan portfolio increased $9.3 million. Although the construction loan portfolio increased $6.0 million during the quarter, the amount of contract and permanent construction loans decreased by $5.6 million while speculative construction loans increased by $11.6 million. Speculative construction loans carry the highest risk weight. The increase in the loan portfolio and higher percentage of speculative construction loans resulted in the increase in provision for loan loss for the quarter ended December 31, 1996. During the quarter ended December 31, 1996, nonperforming loans decreased by $141,000. Using OTS guidelines, the internal auditor reviews the adequacy of the allowance for loan losses on a quarterly basis and reports to the Board of Directors. The Association has never been notified by a regulatory agency that the allowance for loan losses is not satisfactory. As of December 31, 1996, the allowance for loan losses was $1,538,000, or 0.83% of total loans receivable and 115.03% of total non-performing loans.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                                            December 31,     September 30,
                                                1996             1995
Balance at beginning
  of period                                 $1,353,000         $994,000
Provision                                      189,000           42,000
Charge-offs                                     (4,000)          (1,000)
Recoveries                                         -                -
Balance at end of period                    $1,538,000       $1,035,000

Noninterest Income: Noninterest income increased to $46,000 for the quarter ended December 31, 1996 from $42,000 for the same period in 1995. Loan fees and deposit service charges increased $7,000 for the quarter ended December 31, 1996 compared to the same period in 1995, due primarily to a increase in the amount of late charge income and checking account fees. Other income decreased $3,000 in the quarter ended December 31, 1996 compared to the same period in 1995.

Noninterest Expense:  Noninterest expense increased $133,000 to $790,000 for the quarter ended December 31, 1996 from $657,000 for the same period in 1995.  Personnel expenses increased $85,000 in 1996 compared to 1995.  Cash compensation increased $59,000 for the current quarter due primarily to more employees and increases in salary for existing
employees.   Quarterly expenses of $70,000 associated with the Recognition and
Retention Plan (RRP) adopted January 29, 1996 had no comparable expense in the prior period. Increased loan originations in the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995, resulted in $29,000 more costs being deferred in accordance with FAS 91 for the current quarter.
Expenses for other employee benefit plans decreased $16,000 primarily due to the cancellation of life insurance policies for deferred director's fees.
Federal insurance premiums decreased $14,000 during the quarter ended
December 31, 1996 due to a credit allowed for the payment made to recapitalize SAIF. Other operating expense increased $44,000 to $148,000. Approximately $15,000 was due to under accruals for the quarter ended December 31, 1995. NOW account expense increased $8,000 due primarily to increased supplies associated with new checking account products introduced in the current quarter.
 Postage, which is resupplied at various times, increased $8,000 during the current quarter. This was due to postage being ordered one time more in the current quarter than in the prior quarter. A special seminar was sponsored in the current quarter which cost approximately $5,000 which had no comparable expense in the prior quarter. Loan related expenses were up due to increased volume in the current quarter compare to the prior year.

Income Taxes: Income tax expense decreased $22,000 to $393,000 for the quarter ended December 31, 1996, compared to $415,000 for the same period in 1995, due to a decrease of $63,000 in pre-tax income for the comparable periods. The effective tax rate was 37.9% and 37.7% for the quarters ended December 31, 1996 and 1995, respectively.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest is not probable; however, in no event is interest accrued on loans for which interest is more than 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                         December 31    September 30,
                                             1996           1996
                                            (Dollars in Thousands)
Non-Accruing Loans:

     One- to four-family                        $227         $638
     Multi-family                                 --          --
     Commercial                                   --          --
     Land                                         --          --
     Construction                                 --          131
     Consumer                                     --          --
       Total non-accuring loans                  227          769

Accruing loans delinquent 90 days or more
     One- to four-family                         924          653
     Multi-family                                 --          --
     Commercial                                   --          --
     Land                                         --          --
     Construction                                 95          --
     Consumer                                     91          56
       Total accruing loans delinquent
         90 days or more                       1,110         709
       Total non-performing loans              1,337       1,478

Foreclosed Assets:
     One- to four-family                          28          70
     Multi-family                                 --          --
     Commercial                                   --          --
     Land                                         --          --
     Construction                                 --          --
     Consumer                                     --          --
       Total foreclosed assets                    28          70

Total non-performing assets                   $1,365      $1,548

Total classified assets                       $7,857      $7,729

Total non-performing loans as a
  percentage of loans receivable                0.72%       0.84%
Total non-performing assets as a
  percentage of total assets                    0.71%       0.83%


Classified assets increased 1.66%, or $128,000, to $7,857,000 at December 31, 1996 from $7,729,000 at September 30, 1996.


CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of December 31, 1996:


                           Actual               Required             Excess
                        Amount/Percent       Amount/Percent      Amount/Percent
                                         (Dollars in Thousands)


Tangible               $33,577  18.68%       $2,697   1.50%     $30,880  17.18%
Core Leverage
  Capital               33,577  18.68%        5,393   3.00%      28,184  15.68%
Risk-Based
  Capital               34,357  28.36%        9,693   8.00%      24,664  20.36%


LIQUIDITY

The Association's principal sources of funds are deposits, advances from the Federal Home Loan Bank of Des Moines, principal and interest payments on loans, and investment securities classified as held to maturity. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1996 and September 30, 1995 were 5.72% and 6.43% respectively.

In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan
Bank to meet demand in accordance with the Association's growth plan.
The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. Certificates of deposit were 80.7% of total savings and 70.4% of total interest-costing liabilities at December 31, 1996 compared to 80.5% and 73.2% respectively at September 30, 1996.
The Association borrowed $8.0 from the Federal Home Loan Bank in the quarter ended December 31, 1996. Advances of $2.0 million matured and were repaid during the quarter. Outstanding advances total $18,250,000 at December 31, 1996.

The Association has started construction of its new home office building in Cameron. Office property and equipment has increased $788,000 in the three months ended December 31, 1996. Cost of the new building is expected to be $4,250,000 with completion expected in March 1997 with funds provided by normal operations.

On November 15, 1996, the Company signed a contract to purchase approximately four acres of land in Liberty, Missouri for use as a future branch office. It is the Association's intent to convert the current loan production office to a full service branch office. Application for the change has not been submitted to OTS for approval. The cost of the land is $850,000. Although no formal estimates have been prepared at this time, construction costs are estimated at $1.0 million. Completion of the office could occur in late 1997 or early
1998 with funds provided by normal operations. The Company intends to use approximately one acre for the branch facility and the remainder as investment property.

In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March
31, 1995. The assessment was 65.7 basis points per $100 in deposits, payable on November 27, 1996. For the Association, the assessment amounted to $800,000 (or $509,000 when adjusted for taxes), based on the Association's deposits on March 31, 1995. In addition, beginning January 1, 1997, pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF- and SAIF-insured institutions. The FICO assessment will be
1.29 basis points per $100 in BIF insured deposits and 6.44 basis points in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be pro rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF will be merged on January 1, 1999, provided the bank and savings association charters are merged by that date. In that event, pro rata FICO sharing will begin on January 1, 1999.

While the legislation has reduced the disparity between premiums paid on BIF and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Association, and BIF-insured institutions will continue until at least January 1, 1999. Under the legislation, the Association anticipates that its ongoing annual SAIF premiums will be approximately $80,000. Legislation recently enacted by Congress contains a provision that repeals the tax bad-debt reserve currently available to thrifts (including the percentage-of-taxable-income method) for tax years beginning after December 31, 1995. The Association will have to change to the experience method of computing its bad debt deduction.
The legislation requires a thrift to recapture the portion of its bad debt reserve that exceeds the base year reserve (defined as the tax reserve as of the last taxable year beginning before 1988). The amount of the recapture would generally be taken into taxable income ratably over a six year period. Postponement of the recapture is possible if an association meets a minimum level for mortgage lending for 1996 and 1997. As of September 30, 1996, the Association's bad debt reserve subject to recapture over a six year period totaled approximately
$288,000. The Association has established a deferred tax liability of approximately $96,000 for this recapture.

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

                                                  CAMERON
FINANCIAL CORPORATION
                                                  Registrant



Date:  February 12, 1997            /s/ David G. Just

                                    David G. Just, President and Chief
                                    Executive Officer (Duly Authorized Officer)


Date:  February 12, 1997            /s/ Ronald W. Hill

                                    Ronald W. Hill, Vice-President &
                                    Treasurer (Principal Financial &
                                    Accounting Officer)