Form 10-Q
period 1997-03-31
CAMERON FINANCIAL CORP /DE/
filed 1997-05-13
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C.  20549

                                       __________________________________


                                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

                                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934

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
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                                               Outstanding at May 8, 1997
Common stock, .01 par value                                    2,650,696


                                         CAMERON FINANCIAL CORPORATION

                                                   Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                        Page

             Consolidated Balance Sheets at March 31, 1997,
             unaudited, and September 30, 1996                          3

             Consolidated Statements of Earnings for the Three
             Months and Six Months Ended March 31, 1997 and
             1996, unaudited                                            4

             Consolidated Statements of Equity for the
             Six Months Ended March 31, 1997, unaudited                 5

             Consolidated Statements of Cash Flows for
             the Six Months Ended March 31, 1997 and
             1996, unaudited                                          6-7


             Notes to Unaudited Consolidated Financial
             Statements                                                  8

        Item 2:          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                  9-18

PART II - OTHER INFORMATION                                            19

Signatures                                                             20



                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)

                                                                  March 31,   September 30,
                                                                    1997        1996
    Assets                                                       (unaudited)


    Cash and cash equivalents                                       $5,652    $6,283
    Investment securities held-to-maturity (estimated fair
      value of $14,386,000 at March 31 and $18,249,000 at
      September 30)                                                 14,407    18,297
    Mortgage-backed securities held-to-maturity                         11        13
    Loans receivable, net                                          167,608   154,444
    Accrued interest receivable:
         Loans and mortgage-backed securities                        1,118     1,090
         Investment securities                                         140       206
    Office property and equipment, net                               5,876     2,874
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost     1,262     1,259
    Deferred income taxes                                              401       611
    Other assets                                                     1,218     1,269

         Total assets                                             $197,693  $186,346

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                                          124,635   123,108
         Advances from FHLB                                         25,250    12,250
         Advance payments for taxes and insurance                      966     1,729
         Accrued interest on savings deposits                          139       141
         Accrued expenses and other liabilities                      1,006     1,989
         Income taxes payable                                          316       314

         Total liabilities                                         152,312   139,531

    Stockholders' Equity:
      Serial preferred stock, $.01 par, 2,000,000
        authorized, none issued or outstanding                     ---           --
      Common stock, $.01 par value, authorized 10,000,000
        shares, 3,026,928 shares issued                                 30        30
      Additional paid in capital                                    29,703    29,622
      Retained earnings, substantially restricted                   23,626    22,756
      Less:
       Unearned employee benefits                                   (2,801)   (3,082)
       Treasury stock, at cost- 344,732 shares at March 31
       and 177,248 at September 30, 1996                            (5,177)   (2,511)
      Total stockholders' equity                                    45,381    46,815

         Total liabilities and stockholders' equity               $197,693  $186,346

    See accompanying Notes to Unaudited Consolidated Financial Statements.


                                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                       Consolidated Statements of Earnings
                                                   (unaudited)

                                           Three Months Ended   Six Months Ended
                                                 March 31,          March 31,
                                            1997        1996     1997      1996
                                            (Dollars in thousands, except share data)

        Interest income:
           Loans                              $3,514      $2,973    $6,952    $5,807
           Investment securities                 240         355       517       740
           Mortgage-backed securities              1           1         1         1
           Certificates of deposit and other     109          98       234       282
                Total interest income          3,864       3,427     7,704     6,830

        Interest expense:
           Savings deposits                    1,589       1,608     3,228     3,251
           Borrowed money                        365          28       596        31
                Total interest expense         1,954       1,636     3,824     3,282

                Net interest income            1,910       1,791     3,880     3,548

        Provision for loan losses                 80         138       269       180
                Net interest income after
                provision for loan losses      1,830       1,653     3,611     3,368

        Noninterest income:
           Loan fees and service charges          41          30        81        63
           Other income                           21          17        27        26
                Total noninterest income          62          47       108        89

        Noninterest expense:
           Compensation, payroll taxes and
             fringe benefits                     574         397     1,035       773
           Occupancy expense                      79          54       138        99
           Data processing                        42          37        82        78
           Federal insurance premiums             20          71        76       141
           Advertising                            29          17        55        38
           Loss on real estate owned               -           1         -         1
           Other operating expenses              182         221       330       325
                Total noninterest expense        926         798     1,716     1,455

                Earnings before income taxe      966         902     2,003     2,002

                Income taxes                     380         324       773       739

                Net earnings                    $586        $578    $1,230    $1,263

        Net earnings per share                 $0.23       $0.20     $0.46     $0.45

        Average common shares outstanding  2,567,167   2,841,533 2,652,003 2,827,151

        See accompanying Notes to Unaudited Consolidated Financial Statements.

                             CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                            Consolidated Statements of Stockholders' Equity
                               For The Six Months Ended March 31, 1997
                                           (Unaudited)
                                     (Dollars in Thousands)

                                        Additional            Unearned              Total
                                  Common  paid-in   Retained  employee Treasury stockholders'
                                  Stock   capital    earnings benefits  stock       equity

Balance at September 30, 1996        $30     $29,622   $22,756 ($3,082)  ($2,511)      $46,815

 Net earnings                           -        -       1,230   -        -          1,230

 Amortization of RRP                    -        -          -     139        -            139

 Purchase of treasury stock             -        -          -       -    (2,666)       (2,666)

 Allocation of ESOP shares              -         81        -     142        -            223

 Dividends declared($.07 per share)     -        -        (360)     -        -           (360)

Balance at March 31, 1997            $30     $29,703   $23,626 ($2,801)  ($5,177)      $45,381

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                  CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                       Consolidated Statements of Cash Flows
                                              Six Months Ended March 31,
                                                         (Unaudited)

                                                         1997     1996

Cash flows from operating activities:
 Net earnings                                          $1,230   $1,263
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                           26       16
   Provision for loan losses                              269      180
   Provision for losses on real estate owned                3        -
   Amortization of RRP and allocation of ESOP shares      362       46
   Deferred income taxes                                  210      (34)
   Gain on sales of real estate owned                      (4)       -
   Stock dividend received from FHLB of Des Moines         (3)     (25)
   Amortization of deferred loan fees                    (229)    (175)
   Proceeds from sales of loans held for sale             646      836
   Origination of loans held for sale                    (641)    (746)
   Gain on sale of loans held for sale                     (5)      (8)
   Changes in assets and liabilities:
    Accrued interest receivable                            38       21
     Other assets                                         (19)     (34)
     Accrued interest payable                              (2)     (13)
     Accrued expenses and other liabilities              (971)     106
     Current income taxes payable                           2     (243)

       Cash provided by operating activities             $912   $1,190

Cash flows from investing activities:
   Net increase in loans receivable                   (13,156) (12,653)
   Purchase of loans receivable                             -     (882)
   Mortgage-backed securities principal payments            2        2
   Maturity of investment securities
      held to maturity                                  4,410    9,244
   Purchase of investment securities
      held to maturity                                   (500)  (3,541)
   Net decrease (increase) in certificates of
      deposit in other financial institutions               -      991
    Net proceeds from sale of real estate owned            27        -
   Additions and improvements to real estate owned         -4        -
   Purchase of office properties and equipment         (3,048)    (967)

       Cash used in investing activities             ($12,269) ($7,806)


Cash flows from financing activities:
   Net (decrease) in NOW, passbook and money market
      deposit accounts                                   (330)    (431)
   Net increase in certificate accounts                 1,857      474
   Net decrease in advance payments by
      borrowers for taxes and insurance                  (763)    (772)
   Proceeds from FHLB advances                         15,000    3,250
   Repayment of FHLB advances                          (2,000)      -
   Dividends paid                                        (372)   (393)
   Purchase of Treasury stock                          (2,666)  (3,881)

        Net cash provided by (used in)
           financing activities                        10,726   (1,753)

        Net (decrease) in cash                           (631)  (8,369)

Cash and cash equivalents at beginning of period        6,282   10,934
Cash and cash equivalents at end of period             $5,651   $2,565

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes          $385   $1,017
   Cash paid during the period for interest, net
   of capitalized interest                             $3,881   $3,295

Supplemental schedule of noncash investing and financing
activities:
        Conversion of real estate owned to loans          $51        -
        Dividend declared and payable                    $174     $164


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

(2)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month and six month period ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

(3)      Earnings Per Share

Earnings per share of common stock have been determined by dividing net earnings for the period by the weighted average number of shares of common stock and common stock equivalents outstanding, less treasury shares and unallocated ESOP shares. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending September 30, 1998. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.



                                CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Cameron Financial Corporation, the "Company", and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at March 31, 1997 to its fiscal year ended September 30, 1996, and the results of operations for the three and six months ended March 31, 1997 with the three and six months ended March 31, 1996. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

GENERAL

The Company was organized as a Delaware corporation in December 1994, at the direction of the Association's Board of Directors, to acquire all of the capital stock issued by the Association upon its conversion from the mutual to stock form of ownership. The business of the Company consists primarily of the business of the Association.

The Association was originally founded in April 1887 as a Missouri chartered savings and loan association located in Cameron, Missouri. On November 28, 1994, the Association members voted to convert the Association to a Federal charter. The Association conducts its business through its main office in Cameron, Clinton County, two full service branch offices located in Maryville, Nodaway County, and Mound City, Holt County, and a loan production office located in Liberty, Clay County, Missouri. OTS approval has been received to open a full service branch office in Liberty. The loan production office will be closed upon the opening of the branch office. Deposits are insured by the Federal Deposit Insurance Corporation, FDIC, to the maximum allowable.

The Association's business strategy is to operate as awell-capitalized, profitable and independent community savings institution dedicated to home mortgage lending and, to a lesser extent, consumer finance, funded primarily by retail deposits from the Association's main and branch offices. The Association has sought to implement this strategy by emphasizing residential mortgage lending, developing a construction lending business, maintaining asset quality, managing interest rate risk exposure, maintaining an investment portfolio of high grade securities and other investments, maintaining acceptable levels of profitability and capital, and emphasizing customer service.

The net income of the Association is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest bearing liabilities. Net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges. Net interest income is determined by the difference between the yield earned on interest earning assets and rates paid on interest bearing liabilities (interest rate spread), and the relative amounts of interest earning assets and interest bearing liabilities (net interest margin). The interest rate spread is affected by loan demand and deposit flows. In addition, net income is affected by the level of operating expenses and the establishment of loan loss reserves.

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

FINANCIAL CONDITION

Total assets increased 6.1%, or $11,347,000, to $197,693,000 atMarch 31,
1997 from $186,346,000 at September 30, 1996.  During the six months ended
March 31, 1997, the Company repurchased 164,900 shares of common stock.
An additional 17,500 shares were repurchased in April 1997. Approximately 100,000 shares remain to be repurchased in the repurchase program previously announced. Stockholders' equity decreased $1,434,000 or3.1% to $45,381,000 at March 31, 1997 compared to $46,815,000 at September 30, 1996. The decrease was due to the stock repurchase program and quarterly cash dividends exceeding net income. Cash, investment securities and certificates of deposits in other financial institutions decreased 18.4%, or $4,521,000 to $20,059,000 at March 31, 1997 from $24,580,000 at September 30, 1996. Loans receivable, net, increased 8.5%, or $13,164,000, to $167,608,000 at March 31, 1997 from
$154,444,000 at September 30, 1996. Real estate loan and consumer loan growth in this time period were $14,158,000 and $274,000, respectively. Office property and equipment increased $3,002,000 to $5,876,000 at March 31, 1997 from $2,874,000 at September 30, 1996, as a result of construction continuing on the new home office building in Cameron and the purchase of land in Liberty, Missouri for a new branch office. OTS has approved the establishment of a full service branch in Liberty, Missouri. When the branch office is opened, the current loan production office will be closed. The total cost of the new home office is estimated at $4,600,000 and completion is expected in late May 1997. The Company purchased approximately four acres of land in Liberty, Missouri at a cost of $850,000. Construction costs are estimated at $1.0 million, although no formal construction plans have been prepared and the estimate is subject to change. Completion of the office could occur in late 1997 or early 1998 with funds expected to be provided by normal operations. The Company intends to use approximately one acre for the branch facility and the remainder as investment property.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                               March 31,  September 30,
                                 1997         1996
One- to four family          $114,542,000 $109,292,000
Multifamily                     3,953,000    2,908,000
Commercial real estate          3,571,000    4,322,000
Land                            5,479,000    5,404,000
Development                     3,139,000    4,201,000
Construction (1)               51,247,000   41,646,000
Consumer loans                  8,604,000    8,330,000
  Total Loans Receivable      190,535,000  176,103,000
Less:
Deferred loan fees, net           821,000      804,000
Loans in process               20,496,000   19,502,000
Allowance for loan losses       1,610,000    1,353,000
  Net Loans Receivable       $167,608,000 $154,444,000

(1) Speculative construction  $42,371,000  $26,685,000
Contract and permanent
  construction                 $8,876,000  $14,961,000
Total                         $51,247,000  $41,646,000

During the six months ended March 31, 1997, construction loans increased by $9,601,000 to $51,247,000, and permanent 1-4 family loansincreased by $5,250,000 to $114,542,000.

Deposits were $124,635,000 at March 31, 1997, an increase of $1,527,000, or 1.2% from $123,108,000 at September 30, 1996. Competition from other financial and non-financial entities will continue to impact savings growth. The Association offers competitive interest rates on its deposit products.

Due to continued loan demand, the Association borrowed an additional $7,000,000 from the Federal Home Loan Bank during the quarter ended March 31, 1997. During the six months ended March 31, 1997, FHLB advances have increased $13,000,000. No advances matured or were repaid. The FHLB advances have maturities between two and five years and fixed interest rates between 6.07% and 6.43%. In April 1997, the Association borrowed an additional $5,000,000 from the Federal Home Loan Bank. It had a maturity of one year with a variable interest rate based on LIBOR.

At March 31, 1997 FHLB advances and certificates of deposit were 16.9% and 67.4% of interest-bearing liabilities respectively. At September 30, 1996, they were 9.1% and 73.2% respectively.

RESULTS OF OPERATIONS

Net Earnings: Earnings per share increased 15.0% to $0.23 for the quarter ended March 31, 1997, compared to the quarter ended March 31, 1996. Net earnings increased $8,000, or 1.4%, to $586,000 for the quarter ended March 31, 1997, compared with $578,000 for the quarter ended March 31, 1996. Net income decreased $33,000, or 2.6%, to $1,230,000, or $0.46 per share, for the six months ended March 31, 1997, compared with $1,263,000, or $0.45 per share for the six months ended March 31, 1996. For the quarterly period, the increases in interest income and non-interest income and a decrease in the provision for loan losses offset increases in interest expense and non-interest expenses. For the six-month period, increases in interest expense, provision for loan loss and non-interest expense offset increases in interest income and non-interest income.

Net Interest Income: Net interest income increased $119,000, or 6.6%, to $1,910,000 for the quarter ended March 31, 1997, compared with $1,791,000 for the quarter ended March 31, 1996. Net interest income increased $332,000 or 9.4% to $3,880,000 for the six months ended March 31, 1997, compared with $3,548,000 for the six months ended March 31, 1996. Most of the increase was due to increases in balances of interest earning assets.
The net interest margin decreased to 4.16% at March 31, 1997 compared to 4.18% at March 31, 1996. Interest earning assets averaged 129.24% of interest bearing liabilities for the six months ended March 31, 1997 compared with 138.78% for the same period in 1996. The average spread between interest earning assets and interest bearing liabilities increased to 2.70% for the six months ended March 31, 1997, compared with 2.68% for the same period in 1996.

Interest Income: Interest income increased by $437,000, or 12.8%, for the quarter ended March 31, 1997, to $3,864,000 from $3,427,000 for the quarter ended March 31, 1996. Interest income increased by $874,000, or 12.8%, for the six months ended March 31, 1997, to $7,704,000 from $6,830,000 for the six months ended March 31, 1996.

Interest Expense: Interest expense increased $318,000, or 19.4%, to $1,954,000 for the quarter ended March 31, 1997, compared to $1,636,000 for the same period in 1996. The increase is a result of increases in savings deposits of $3.3 million or 2.7% from $121.3 million at March 31, 1996 to $124.6 million at March 31, 1997 and increases of FHLB advances of $22.0 million from $3.3 million at March 31, 1996 to $25.3 million at March 31, 1997 and increased rates on interest-bearing liabilities. The Association borrowed an additional $7.0 million from the Federal Home Loan Bank of Des Moines during the quarter ended March 31, 1997. The advances have maturities between two and five years and fixed rates between 6.07% and 6.43%.

Provision for Loan Losses: The provision for loan losses was $80,000 for the quarter ended March 31, 1997, compared to $138,000 for the same period in 1996. The provision for loan losses was $269,000 for the six month period ended March 31, 1997, compared to $180,000 for the same period in 1996. The allowance for loan losses is reviewed and adjusted monthly by management based on the size and composition or mix of the gross loan portfolio. Various percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition or mix of the portfolio. Speculative construction loans, which carry the highest risk factor, increased $15.7 million, or 58.8%, to $42.4 million at March 31, 1997 from $26.7 million at September 30, 1996. Non-performing loans fell $0.3 million, or 19.6%, to $1.2 million at March 31, 1997 from $1.5 million at September 30, 1996. As of March 31, 1997, the allowance for loan losses was $1,610,000, or .96% of net loans receivable and 135.41% of total nonperforming loans.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                         Six Months Ended March 31
                             1997        1996
Balance at beginning
  of period               $1,353,000     $994,000
Provision                    269,000      180,000
Charge-offs                  (12,000)      (2,000)
Recoveries                        -            -
Balance at end of period  $1,610,000   $1,172,000

Noninterest Income: Noninterest income increased to $62,000 for the quarter ended March 31, 1997 from $47,000 for the same period in 1996.
Loan fees and deposit service charges increased $11,000 for the three months ended March 31, 1997 compared to the same period in 1996, due primarily to increased number of loans and new deposit accounts with monthly charges. Other income increased $4,000 in the quarter ended March 31, 1997 compared to the same period in 1996 due primarily to receipt of the final installment from the sale of the Association's share of a cooperative data center. Noninterest income increased to $108,000 for the six months ended March 31, 1997 from $89,000 for the six months ended March 31, 1996. Loan fees and deposit service charges increased $18,000 for the six months ended March 31, 1997 compared to the same period in 1996, due primarily to increased numbers of loans and new deposit accounts with monthly service charges. Other income increased $1,000 during the six months ended March 31, 1997 compared to the six months ended March 31, 1996 Decreased loan sales in the secondary market with fewer gains on the sale of loans was offset by the gain on the final installment of the sale of a cooperative data center partially owned by the Association.

Noninterest Expense:  Noninterest expense increased $128,000 to $926,000 for the quarter ended March 31, 1997 from $798,000 for the same period in
1996.  Personnel expenses increased $177,000 in 1997 compared to 1996.
Cash compensation increased $65,000 for the current quarter. The Association had 53 full-time equivalent employees at March 31, 1997 compared to 40 at March 31, 1996, and 45 at September 30, 1996. Most of the staffing increase is preparation of the opening of the new home office in Cameron. In addition to the expanded hours at the new office, part of the existing office will remain
open.   Recognition and Retention Plan (RRP) expenses increased $23,000 for the quarter ended March 31, 1997 compared to the same period in 1996. The RRP was approved by stockholders in January 1996. As a result, the quarter ended March 31, 1996 had two months expense but the current quarter had three months expense. Decreased loan originations in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996, resulted in $44,000 fewer costs deferred in accordance with FAS 91 for the current quarter. Payroll taxes and other benefits increased $25,000 due to the first vesting of RRP awards in January 1997 and increased number of employees. ESOP expenses were $6,000 higher in the quarter ended March 31, 1997 compared to the same period in 1996 due to higher stock prices in the current quarter.

Occupancy expense increased $25,000 to $79,000 for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 due to increased real estate taxes on the new home office building and increased expenses for office equipment, computer upgrades and increased depreciation expense.

Federal insurance premiums decreased $51,000 to $20,000 for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 due to decreased SAIF premiums after the special one-time assessment in September
1996. Advertising expenses increased $12,000 to $29,000 for the quarter ended March 31, 1997 compared to the same period in 1996 due to increased advertising for the new deposit products introduced during the current period and promotional items for the opening of the new home office. Other operating expenses decreased $39,000 to $182,000 for the quarter ended
March 31, 1997 compared to the quarter ended March 31, 1996.
Substantially all of the decrease was due to increased accruals which related to the Company becoming a publicly held stock institution which were taken in the quarter ended March 31, 1996.

Noninterest expense increased $261,000 for the six months ended March 31, 1997 compared to the six months ended March 31, 1996. Personnel expenses increased $262,000 for the current period. Cash compensation increased $113,000 due primarily to more employees. RRP expenses increased $93,000 due to six months expense in the current period versus two months in the prior period. Payroll taxes and other benefits increased $30,000 due to more employees and the first years vesting of the RRP. Due to a decrease in loan originations in the six month period ended March 31, 1997 compared to the same period in 1996, $15,000 less in expenses were deferred. ESOP expense increased in the current period by $7,000 due to higher average stock prices. Occupancy expenses increased $39,000 to $138,000 for the six month period ended March 31, 1997 compared to the same period in 1996, primarily due to increased real estate taxes on the new home office building and increased expenses for office equipment, computer upgrades and increased depreciation expense. Federal insurance premiums decreased
$65,000 to $76,000 for the six months ended March 31, 1997 compared to the same period in 1996. The decrease was due to reduced SAIF premiums as a result of the one-time assessment to recapitalize SAIF in September 1996. Advertising expenses increased $17,000 to $55,000 for the six months ended March 31, 1997 compared to the same period in 1996. The increase was primarily due to increased advertising for new deposit accounts and promotional items for the opening of the new home office building.



Income Taxes: Income tax expense increased $56,000 to $380,000 for the quarter ended March 31, 1997, compared to $324,000 for the same period in 1996, due to an increase of $64,000 in pre-tax income for the comparable periods. The effective tax rate was 39.3% and 35.9% for the quarters ended March 31, 1997 and 1996, respectively. Income tax expense increased $34,000 to $773,000 for the six months ended March 31, 1997, compared to $739,000 for the six months ended March 31, 1996, due to an increase of $1,000 in pre-tax income for the comparable periods. The effective tax rate was 38.6% and 36.9% for the six months periods ended March 31, 1997 and 1996, respectively.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest is not probable; however, in no event is interest accrued on loans for which interest is more than 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                           March 31  September 30,
                                             1997        1996
                                         (Dollars in Thousands)

Non-Accruing Loans:
     One- to four-family                        $386         $638
     Multi-family                                 --          --
     Commercial                                   --          --
     Land                                         --          --
     Construction                                172          131
     Consumer                                     --          --
       Total non-accuring loans                  558          769

Accruing loans delinquent 90 days or more
     One- to four-family                         593          653
     Multi-family                                 --          --
     Commercial                                   --          --
     Land                                         --          --
     Construction                                 --          --
     Consumer                                     38           56
       Total accruing loans delinquent
         90 days or more                         631          709
       Total non-performing loans              1,189        1,478

Foreclosed Assets:
     One- to four-family                          --           70
     Multi-family                                 --           --
     Commercial                                   --           --
     Land                                         --           --
     Construction                                 --           --
     Consumer                                     --           --
       Total foreclosed assets                    --           70

Total non-performing assets                   $1,189       $1,548

Total classified assets                      $10,392       $7,729

Total non-performing loans as a
  percentage of loans receivable                0.62%        0.84%
Total non-performing assets as a
  percentage of total assets                    0.60%        0.83%

Non-performing loans decreased $289,000, or 19.6% to $1,189,000 at March 31, 1997 from $1,478,000 at September 30, 1996. Classified assets increased 34.45% to $10,392,000 at March 31, 1997 from $7,729,000 at
September 30, 1996, primarily because of the increase in speculative construction loans that were not paid off in their initial one year term. At September 30, 1996, 37 loans for a total of $4.4 million were in that category compared to 54 loans for a total of $6.6 million at March 31, 1997. The increase is primarily due to a later spring season in the Association's market area. Cold and damp weather has decreased the traffic of potential home buyers in new subdivisions. Sixteen of the 54 have signed sales contracts but the Association's loans have not yet been paid. Only two speculative construction loans were delinquent more than thirty days interest at March 31, 1997.

CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of March 31, 1997:

                      Actual               Required             Excess
                  Amount/Percent       Amount/Percent      Amount/Percent
                                   (Dollars in Thousands)

Tangible           $33,731  17.95%       $2,818   1.50%     $30,913  16.45%
Core Leverage
  Capital           33,731  17.95%        5,636   3.00%      28,095  14.95%
Risk-Based
  Capital           34,708  26.76%       10,376   8.00%      24,332  18.76%

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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at March 31, 1997 and September 30, 1996 were 5.85% and 6.43% respectively.


In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. The Association borrowed $7.0 million in the quarter ended March 31, 1997. The advances have maturities between two and five years and fixed interest rates between 6.07% and 6.43%. No advances were repaid during the quarter ended March 31, 1997. In April 1997, the Association borrowed $5.0 million. That advance had a one year term with a variable interest rate based on LIBOR. Certificates of deposits were 81.0% of total savings and 67.4% of total interest-costing liabilities at March 31, 1997 compared to 80.5% and 73.2% respectively at September 30, 1996.

Office property and equipment has increased $3.0 million in the six months ended March 31, 1997. The Association has started construction of its new home office building in Cameron. Cost of the new building is expected to be $4.6 million and will be completed in May 1997. On November 15, 1996, the Company signed a contract to purchase approximately four acres of land in Liberty, Missouri for use as a future branch office. It is the Association's intent to convert the current loan production office to a full service branch office. Application for the branch office has been approved by OTS. The cost of the land was $850,000. Although bids have not been completed at this time, construction costs are estimated at $1.0 million. Completion of the office could occur in late 1997 or early 1998 with funds provided by normal operations. The Company intends to use approximately one acre for the branch facility and the remainder as investment property.

As of May 2, 1997, the Company has purchased 196,400 of the 285,018 shares to be repurchased in the 10% stock buyback announced in September, 1996. The cost of the remaining 88,618 shares would be approximately $1.45 million based on the current bid-asked range of Company stock.

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

Legislation recently enacted by Congress contains a provision that repeals the tax bad-debt reserve currently available to thrifts (including the percentage-of-taxable-income method) for tax years beginning after December 31, 1995. The Association will have to change to the experience method of computing its bad debt deduction. The legislation requires a thrift to recapture the portion of its bad debt reserve that exceeds the base year reserve (defined as the tax reserve as of the last taxable year beginning before 1988). The amount of recapture would generally be taken into taxable income ratably over a six year period. Postponement of the recapture is possible if an association meets a minimum level for mortgage lending for 1996 and 1997. As of September 30, 1996, the Association's bad debt reserve subject to recapture over a six year period totaled approximately $288,000. The Association has established a deferred tax liability of approximately $96,000 for this recapture.

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

                     Not Applicable

         ITEM 3.     Defaults upon Senior Securities

                     Not Applicable

         ITEM 4.     Submissions of Matters to a Vote of Security Holders

                     The annual meeting of stockholders of the Company was held on January 27, 1997. Mr David G. Just and Mr. William J. Heavner were each elected as directors for three year terms as follows: Mr. Just had 2,186,308 shares for, 23,985 shares withheld and no broker non-votes; Mr. Heavner had 2,184,958 shares for, 24,985 shares withheld and no broker non-votes. The following Directors' terms of office continued after the meeting: Herschel Pickett, Jon N. Crouch, William F. Barker, Harold D. Lee and Kennith R. Baker.

                     The stockholders approved the ratification of the appointment of KPMG Peat Marwick, LLP as the company's auditors by a vote of 2,186,613 shares for, 23,200 shares against, 480 abstentions and no broker non-votes.


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

                                                   CAMERON FINANCIAL CORPORATION
                                                   Registrant



Date:  May 9, 1997                           /s/ David G. Just
                                             David G. Just, President and Chief
                                             Executive Officer (Duly Authorized
                                             Officer)


Date:  May 9, 1997                           /s/ Ronald W. Hill
                                             Ronald W. Hill, Vice-President &
                                             Treasurer (Principal Financial &
                                             Accounting Officer)