Form 10-Q
period 1997-06-30
CAMERON FINANCIAL CORP /DE/
filed 1997-08-13
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549
                                        __________________________________

                                                      FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

                                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) FOR THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ___________ to ____________



                       Commission File Number 0-25516

                     CAMERON FINANCIAL CORPORATION
         (Exact name of Registrant as specified in its Charter)


           Delaware                                               43-1702410
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                         Identification Number)

1304 North Walnut Street, Cameron, Missouri                        64429
(Address of principal executive offices)                        (ZIP Code)


Registrant's telephone number, including area code:  (816) 632-2154


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                                              Outstanding at August 8, 1997
Common stock, .01 par value                                 2,626,696


                                         CAMERON FINANCIAL CORPORATION

                                                   Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                       Page

             Consolidated Balance Sheets at June 30, 1997,
             unaudited, and September 30, 1996                       3

             Consolidated Statements of Earnings for the Three
             Months and Nine Months Ended June 30, 1997 and
             1996, unaudited                                         4

             Consolidated Statements of Equity for the
             Nine Months Ended June 30, 1997, unaudited               5

             Consolidated Statements of Cash Flows for
             the Nine Months Ended June 30, 1997 and
             1996, unaudited                                        6-7


             Notes to Unaudited Consolidated Financial
             Statements                                               8

        Item 2:          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                               9-17

PART II - OTHER INFORMATION                                         18

Signatures                                                          18

                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)

                                                                June 30,  September 30,
                                                                  1997       1996
    Assets                                                     (unaudited)


    Cash and cash equivalents                                     $7,056    $6,283
    Investment securities held-to-maturity (estimated fair
      value of $14,927,000 at June 30 and $18,249,000 at
      September 30)                                               14,913    18,297
    Mortgage-backed securities held-to-maturity                       10        13
    Loans receivable, net                                        174,741   154,444
    Accrued interest receivable:
         Loans and mortgage-backed securities                      1,261     1,090
         Investment securities                                       268       206
    Office property and equipment, net                             6,377     2,874
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost   1,762     1,259
    Deferred income taxes                                            444       611
    Other assets                                                   1,273     1,269

         Total assets                                            $208,105  $186,346

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                                        124,818   123,108
         Advances from FHLB                                       35,250    12,250
         Advance payments for taxes and insurance                  1,380     1,729
         Accrued interest on savings deposits                        122       141
         Accrued expenses and other liabilities                    1,139     1,989
         Income taxes payable                                        260       314

         Total liabilities                                       162,969   139,531

    Stockholders' Equity:
      Serial preferred stock, $.01 par, 2,000,000
        authorized, none issued or outstanding                    ---           --
      Common stock, $.01 par value, authorized 10,000,000
        shares, 3,026,928 shares issued                              30        30
      Additional paid in capital                                 29,750    29,622
      Retained earnings, substantially restricted                24,091    22,756
      Less:
       Unearned employee benefits                                (2,661)   (3,082)
       Treasury stock, at cost- 400,232 shares at June 30, 1997
          and 177,248 at September 30, 1996                      (6,074)   (2,511)
      Total stockholders' equity                                 45,136    46,815

         Total liabilities and stockholders' equity            $208,105  $186,346


See accompanying Notes to Unaudited Consolidated Financial Statements.

                                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Earnings
                                                  (unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    June 30,           June 30,
                                                 1997    1996         1997                1996
                                          (Dollars in thousands, except share data)

        Interest income:
           Loans                              $3,716      $3,116    $10,668    $8,923
           Investment securities                 245         297        762     1,037
           Mortgage-backed securities              -           -          1         1
           Certificates of deposit and othe       98          56        332       338
                Total interest income          4,059       3,469     11,763    10,299

        Interest expense:
           Savings deposits                    1,622       1,599      4,850     4,850
           Borrowed money                        458          46      1,054        77
                Total interest expense         2,080       1,645      5,904     4,927

                Net interest income            1,979       1,824      5,859     5,372

        Provision for loan losses                 93          88        362       268
                Net interest income after
                provision for loan losses      1,886       1,736      5,497     5,104

        Noninterest income:
           Loan fees and service charges          38          36        119        99
           Other income                            7          49         34        75
                Total noninterest income          45          85        153       174

        Noninterest expense:
           Compensation, payroll taxes and
             fringe benefits                     562         429      1,597     1,202
           Occupancy expense                     110          52        248       151
           Data processing                        43          39        125       117
           Federal insurance premiums             21          71         97       212
           Advertising                            50          20        105        58
           Loss on real estate owned               -           -          -         1
           Other operating expenses              147         132        477       457
                Total noninterest expense        933         743      2,649     2,198

                Earnings before income taxe      998       1,078      3,001     3,080

                Income taxes                     361         401      1,134     1,140

                Net earnings                    $637        $677     $1,867    $1,940

        Net earnings per share                 $0.25       $0.26      $0.71     $0.70

        Average common shares outstanding  2,519,908   2,651,249   2,626,436 2,768,727

See accompanying Notes to Unaudited Consolidated Financial Statements.

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
               Consolidated Statements of Stockholders' Equity
                  For The Nine Months Ended June 30, 1997
                            (Unaudited)
                      (Dollars in Thousands)


                                             Additional             Unearned                Total
                                     Common  paid-in     Retained   employee   Treasury   stockholders'
                                     Stock   capital      earnings  benefits   stock         equity

Balance at September 30, 1996        $30     $29,622   $22,756      ($3,082)  ($2,511)      $46,815

 Net earnings                           -        -       1,867            -        -          1,867

 Amortization of RRP                    -        -          -           208        -            208

 Purchase of treasury stock             -        -          -             -    (3,563)       (3,563)

 Allocation of ESOP shares              -        128        -           213        -            341

 Dividends declared($.07 per share)     -        -        (532)           -        -           (352)

Balance at March 31, 1997            $30     $29,750   $24,091      ($2,661)  ($6,074)      $45,316


See accompanying Notes to Unaudited Consolidated Financial Statements.

                                         CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                             Consolidated Statements of Cash Flows
                                                  Nine Months Ended June 30,
                                                          (Unaudited)
                                                   (Dollars in Thousands)
                                                         1997         1996

Cash flows from operating activities:
 Net earnings                                          $1,867       $1,940
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                           62           34
   Provision for loan losses                              362          268
   Provision for losses on real estate owned                3            -
   Amortization of RRP and allocation of ESOP shares      549          116
   Deferred income taxes                                  167          (34)
   Gain on sales of real estate owned                      (4)           -
   Stock dividend received from FHLB of Des Moines       (503)         (24)
   Amortization of deferred loan fees                    (344)        (287)
   Proceeds from sales of loans held for sale             822        1,210
   Origination of loans held for sale                    (816)      (1,116)
   Gain on sale of loans held for sale                     (6)         (12)
   Changes in assets and liabilities:
     Accrued interest receivable                         (233)         (46)
     Other assets                                         (74)         284
     Accrued interest payable                             (19)         (38)
     Accrued expenses and other liabilities              (836)         395
     Current income taxes payable                         (54)         (54)

       Cash provided by operating activities             $943       $2,636

Cash flows from investing activities:
   Net increase in loans receivable                   (20,267)     (17,031)
   Purchase of loans receivable                             -         (882)
   Mortgage-backed securities principal payments            3            3
   Maturity of investment securities
      held to maturity                                  4,410       11,723
   Purchase of investment securities
      held to maturity                                 (1,000)      (4,041)
   Net decrease (increase) in certificates of
      deposit in other financial institutions               -          991
    Net proceeds from sale of real estate owned            27            -
   Additions and improvements to real estate owned         (4)           -
   Purchase of office properties and equipment         (3,591)       1,620)

       Cash used in investing activities             ($20,422)     ($10,857)


Cash flows from financing activities:
   Net (decrease) increase in NOW, passbook and
      money market deposit accounts                    (1,170)         117
   Net increase in certificate accounts                 2,880        1,846
   Net decrease in advance payments by
      borrowers for taxes and insurance                  (349)        (350)
   Proceeds from FHLB advances                         25,000        3,250
   Repayment of FHLB advances                          (2,000)           -
   Dividends paid                                        (546)        (577)
   Purchase of Treasury stock                          (3,563)      (3,881)

        Net cash provided by
           financing activities                        20,252          405

        Net increase (decrease) in cash                   773       (7,816)

Cash and cash equivalents at beginning of period        6,283       10,935
Cash and cash equivalents at end of period             $7,056       $3,119

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes        $1,021       $1,228
   Cash paid during the period for interest, net
   of capitalized interest                             $5,865       $4,964

Supplemental schedule of noncash investing and financing
activities:
        Conversion of real estate owned to loans            -          $94
        Dividend declared and payable                    $172         $184

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

(2)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month and nine month period ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

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



                               CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Cameron Financial Corporation, the "Company", and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at June 30, 1997 to its fiscal year ended September 30, 1996, and the results of operations for the three and nine months ended June 30, 1997 with the three and nine months ended June 30, 1996. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

GENERAL

The Company was organized as a Delaware corporation in December 1994, at the direction of the Association's Board of Directors, to acquire all of the capital stock issued by the Association upon its conversion from the mutual to stock form of ownership. The business of the Company consists primarily of the business of the Association.

The Association was originally founded in April 1887 as a Missouri chartered savings and loan association located in Cameron, Missouri. On November 28, 1994, the Association members voted to convert the Association to a Federal charter. The Association conducts its business through its main office in Cameron, Dekalb County, three full service branch offices located in Cameron, Clinton County, Maryville, Nodaway County, and Mound City, Holt County, and a loan production office located in Liberty, Clay County, Missouri. OTS approval has been received to open a full service branch office in Liberty. The loan production office will be closed upon the opening of the branch office. Deposits are insured by the Federal Deposit Insurance Corporation, FDIC, to the maximum allowable.

The Association's business strategy is to operate as a well-capitalized, profitable and independent community savings institution dedicated to home mortgage lending and, to a lesser extent, consumer finance, funded primarily by retail deposits from the Association's main and branch offices and Federal Home Loan Bank advances. The Association has sought to implement this strategy by emphasizing residential mortgage lending, developing a construction lending business, maintaining asset quality, managing interest rate risk exposure, maintaining an investment portfolio of high grade securities and other investments, maintaining acceptable levels of profitability and capital, and emphasizing customer service.

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

FINANCIAL CONDITION

Total assets increased 11.7%, or $21,759,000, to $208,105,000 at June 30,
1997 from $186,346,000 at September 30, 1996. During the nine months ended June 30, 1997, the Company repurchased 222,984 shares of common stock. There are 64,618 shares remaining to be repurchased in the repurchase program previously announced. Stockholders' equity decreased $1,679,000 or 3.6% to $45,136,000 at June 30, 1997 compared to $46,815,000 at
September 30, 1996. The decrease was due to the stock repurchase program and quarterly cash dividends exceeding net income. Cash, investment securities and certificates of deposits in other financial institutions decreased 10.6%, or $2,611,000 to $21,969,000 at June 30, 1997 from
$24,580,000 at September 30, 1996. Loans receivable, net, increased 13.1%, or $20,297,000, to $174,741,000 at June 30, 1997 from $154,444,000 at
September 30, 1996. Real estate loan and consumer loan growth in this time period were $22,120,000 and $272,000, respectively. Office property and equipment increased $3,503,000 to $6,377,000 at June 30, 1997 from $2,874,000 at September 30, 1996, as a result of construction continuing on the new home office building in Cameron and the purchase of land in Liberty, Missouri for a new branch office. The new home office opened June 23, 1997. Construction costs for the new home office approximated through June 30, 1997 are $4,600,000. The OTS has approved the establishment of a full service branch in Liberty, Missouri. When the branch office is opened, the current loan production office in Liberty will be closed. The Company purchased approximately four acres of land in Liberty, Missouri at a cost of $850,000. Construction costs for the Liberty branch office are estimated at $1.0 million, although no formal construction plans have been prepared and the estimate is subject to change. Completion of the office should occur in early 1998 with funds expected to be provided by normal operations. The Company intends to use approximately one acre for the branch facility and the remainder as investment property.


The following table sets forth certain information regarding the composition of the Association's loan portfolio.


                               June 30,   September 30,
                                 1996         1996
One- to four family          $120,054,000 $109,292,000
Multifamily                     4,222,000    2,908,000
Commercial real estate          3,492,000    4,322,000
Land                            5,460,000    5,404,000
Development                     3,761,000    4,201,000
Construction (1)               52,905,000   41,646,000
Consumer loans                  8,602,000    8,330,000
  Total Loans Receivable      198,496,000  176,103,000
Less:
Deferred loan fees, net           834,000      804,000
Loans in process               21,218,000   19,502,000
Allowance for loan losses       1,703,000    1,353,000
  Net Loans Receivable       $174,741,000 $154,444,000

(1) Speculative construction  $41,017,000  $26,685,000
Contract and permanent
  construction                $11,888,000  $14,961,000
Total                         $52,905,000  $41,646,000

During the nine months ended June 30, 1997, construction loans increased by $11,259,000 to $52,905,000, and permanent 1-4 family loans increased by $10,762,000 to $120,054,000.

Deposits were $124,818,000 at June 30, 1997, an increase of $1,710,000, or 1.4% from $123,108,000 at September 30, 1996. Competition from other financial and non-financial entities will continue to impact savings growth. The Association offers competitive interest rates on its deposit products.

Due to continued loan demand, the Association borrowed an additional $10,000,000 from the Federal Home Loan Bank during the quarter ended June 30, 1997. No FHLB advances matured or were repaid during the current quarter. The FHLB advances obtained during the three months ended June 30, 1997 have maturities between one and three years. A $5,000,000 advance has a maturity of one year with a variable interest rate based on LIBOR. Another $5,000,000 advance has a fixed interest rate of 5.55% anda three year maturity but is subject to a call quarterly. During the nine months ended June 30, 1997, FHLB advances have increased $23,000,000.

At June 30, 1997 FHLB advances and certificates of deposit represented 22.0% and 63.7% of interest-bearing liabilities respectively. At September 30, 1996, they represented 9.1% and 73.2% of interest-bearing liabilities respectively.

RESULTS OF OPERATIONS

Net Earnings: Earnings per share decreased $0.01 to $0.25 for the quarter ended June 30, 1997, compared to the quarter ended June 30, 1996.
Net earnings decreased $40,000, or 5.9%, to $637,000 for the quarter ended June 30, 1997, compared with $677,000 for the quarter ended June 30, 1996. Earnings per share increased $0.01 to $0.71 for the nine months ended June 30, 1997 compared to the same period in 1996. Net earnings decreased $73,000, or 3.8% to $1,867,000 for the nine months ended June 30, 1997, compared with $1,940,000 for the prior period. For both the quarterly period and the nine-month period, increases in interest income were offset by decreases in non-interest income and increases in the provision for loan losses, interest expense and non-interest expenses.

Net Interest Income:  Net interest income increased $155,000, or
8.5%, to $1,979,000 for the quarter ended June 30, 1997, compared with $1,824,000 for the quarter ended June 30, 1996. Net interest income increased $487,000 or 9.1% to $5,859,000 for the nine months ended June 30, 1997, compared with $5,372,000 for the nine months ended June 30, 1996. Most of the increase was due to increased balances of interest earning assets. The net interest margin for the nine months decreased to 4.14% at June 30, 1997 compared to 4.22% at June 30, 1996. Interest earning assets averaged 127.82% of interest bearing liabilities for the nine months ended
June 30, 1997 compared to 136.10% for the comparable period in 1996. The average spread between interest earning assets and interest bearing liabilities decreased to 2.70% for the nine months ended June 30, 1997, compared to 2.77% for the same period in 1996.

Interest Income: Interest income increased by $590,000, or 17.0%, for the quarter ended June 30, 1997, to $4,059,000 from $3,469,000 for the quarter ended June 30, 1996. Interest income increased by $1,464,000, or 14.2%, for the nine months ended June 30, 1997, to $11,763,000 from $10,299,000 for the nine months ended June 30, 1996. The increase for both periods was primarily due to increased interest earning assets.

Interest Expense: Interest expense increased $435,000, or 26.4%, to $2,080,000 for the quarter ended June 30, 1997, compared to $1,645,000 for the comparable period in 1996. The increase is a result of increases in savings deposits of $1.6 million or 1.3% from $123.2 million at June 30, 1996 to $124.8 million at June 30, 1997 and increases of FHLB advances of $32.0 million from $3.3 million at June 30, 1996 to $35.3 million at June 30, 1997 and increased rates on interest-bearing liabilities. The Association borrowed an additional $10.0 million from the Federal Home Loan Bank of Des Moines during the quarter ended June 30, 1997.

Provision for Loan Losses: The provision for loan losses was $93,000 for the quarter ended June 30, 1997, compared to $88,000 for the same period in 1996. The provision for loan losses was $362,000 for the nine month period ended June 30, 1997, compared to $268,000 for the same period in 1996. The allowance for loan losses is reviewed and adjusted monthly by management based on the size and composition or mix of the gross loan portfolio. Various percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition or mix of the portfolio. Total loans receivable increased $22.4 million to $198.5 million during the nine months ended June 30, 1997. Speculative construction loans, which carry the highest risk factor, increased $14.3 million, or 53.7%, to $41.0 million at June 30, 1997 from $26.7 million at September 30, 1996. Non-performing loans were $1.5 million at both June
30, 1997 and September 30, 1996. As of June 30, 1997, the allowance for loan losses was $1,703,000, or .86% of total loans receivable and 111.82% of total nonperforming loans. Charge-offs were zero and $2,000 for the quarters ended June 30, 1997 and 1996, respectively.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                                                  Nine Months Ended
                                                      June 30,
                                                    1997      1996
Balance at beginning  of period                 $1,353,000     $994,000
Provision                                          362,000      268,000
Charge-offs                                        (12,000)      (4,000)
Recoveries                                              -            -
Balance at end of period                        $1,703,000   $1,258,000

Noninterest Income: Noninterest income decreased to $45,000 for the quarter ended June 30, 1997 from $85,000 for the comparable period in 1996. Loan fees and deposit service charges increased $2,000 for the three months ended June 30, 1997 compared to the same period in 1996, due primarily to increased number of loans and new deposit accounts with monthly charges. Other income decreased $42,000 in the quarter ended June 30, 1997 compared to the same period in 1996 due primarily to the gain on the sale of $40,000 for the Association's share of a cooperative data center in 1996.

There was no comparable activity in the current period. There were no gain on the sale of loans for the quarter ended June 30, 1997 compared to a $4,000 gain in the 1996 quarter. Noninterest income decreased to $153,000 for the nine months ended June 30, 1997 from $174,000 for the nine months ended June 30, 1996. Loan fees and deposit service charges increased $20,000 for the nine months ended June 30, 1997 compared to the same period in 1996, due primarily to increased numbers of loans and new deposit accounts with monthly service charges. Other income decreased $41,000 during the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 due primarily to the gain on the sale of the cooperative data center during 1996. Gains on the sale of loans decreased to $6,200 for the nine months ended June 30, 1997 compared to $11,500 for the prior period.

Noninterest Expense: Noninterest expense increased $190,000 to $933,000 for the quarter ended June 30, 1997 from $743,000 for the same period in 1996. Personnel expenses increased $133,000 in 1997 compared to 1996.
Cash compensation increased $98,000 for the current quarter. The Association had 52 full-time equivalent employees at June 30, 1997 compared to 42 at June 30, 1996, and 45 at September 30, 1996. Most of the staffing increase is due to the opening of the new home office in Cameron.

In addition to the expanded hours at the new office, part of the
existing office will remain open.   Decreased loan originations in the
quarter ended June 30, 1997 compared to the quarter ended June 30, 1996, resulted in $3,000 fewer costs deferred in accordance with FAS 91 for the current quarter. Payroll taxes and other benefits increased $31,000 due to the increased number of employees. ESOP expenses were $13,000 higher in the quarter ended June 30, 1997 compared to the same period in 1996 due to higher average stock prices in the current quarter.

Occupancy expense increased $58,000 to $110,000 for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 due to increased real estate taxes on the new home office building and increased expenses for office equipment, computer upgrades and increased depreciation expense.

Federal insurance premiums decreased $50,000 to $21,000 for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 due to decreased SAIF premiums after the special one-time assessment in September 1996. Advertising expenses increased $30,000 to $50,000 for the quarter ended June 30, 1997 compared to the same period in 1996 due to increased advertising for new deposit products introduced during 1997 and promotional items for the opening of the new home office. Other operating expenses increased $15,000 to $147,000 for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. Increases in office supplies and professional expense offset decreases in postage and other employee expense.

Noninterest expense increased $451,000 for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. Personnel expenses increased $395,000 for the current period. Cash compensation increased $227,000 due primarily to more employees. Expenses for the Recognition and Retention Plan, the "RRP", which was approved by stockholders in January
1996, increased $92,000 due to nine months expense in the current period versus five months in the prior period. Payroll taxes and other benefits increased $47,000 due to more employees and the first year's vesting of the RRP. Due to a decrease in loan originations in the nine month period ended June 30, 1997 compared to the same period in 1996, $13,000 less in expenses were deferred. ESOP expense increased in the current period by $20,000 due to higher average stock prices. Occupancy expenses increased $97,000 to $248,000 for the nine month period ended June 30, 1997 compared to the same period in 1996, primarily due to increased real estate taxes on the new home office building and increased expenses for office equipment, computer upgrades and increased depreciation expense. Federal insurance premiums decreased $115,000 to $97,000 for the nine months ended June 30, 1997 compared to $212,000 for the comparable period in 1996. The decrease was due to reduced SAIF premiums as a result of the one-time assessment to recapitalize SAIF in September 1996. Advertising expenses increased
$47,000 to $105,000 for the nine months ended June 30, 1997 compared to the same period in 1996. The increase was primarily due to increased advertising for new deposit accounts and promotional items for the opening of the new home office building.


Income Taxes: Income tax expense decreased $40,000 to $361,000 for the quarter ended June 30, 1997, compared to $401,000 for the same period in 1996, primarily due to a decrease of $80,000 in pre-tax income for the comparable periods. The effective tax rate was 36.2% and 37.2% for the quarters ended June 30, 1997 and 1996, respectively. Income tax expense decreased $6,000 to $1,134,000 for the nine months ended June 30, 1997, compared to $1,140,000 for the nine months ended June 30, 1996, primarily due to a decrease of $79,000 in pre-tax income for the comparable periods. The effective tax rate was 37.8% and 37.0% for the nine month periods ended June 30, 1997 and 1996, respectively.

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


                                   June 30,                 September 30,
                                     1997                      1996
                                         (Dollars in Thousands)
Non-Accruing Loans:
     One- to four-family                        $385         $638
     Multi-family                                 --          --
     Commercial                                   --          --
     Land                                         --          --
     Construction                                105          131
     Consumer                                     --          --
       Total non-accuring loans                  490          769

Accruing loans delinquent 90 days or more(1)
     One- to four-family                         700          653
     Multi-family                                 --          --
     Commercial                                   --          --
     Land                                         --          --
     Construction                                281          --
     Consumer                                     52           56
       Total accruing loans delinquent
         90 days or more                       1,033          709
       Total non-performing loans              1,523        1,478

Foreclosed Assets:
     One- to four-family                          --           70
     Multi-family                                 --          --
     Commercial                                   --          --
     Land                                         --          --
     Construction                                 --          --
     Consumer                                     --          --
       Total foreclosed assets                    --           70

Total non-performing assets                   $1,523       $1,548

Total classified assets                       $9,176       $7,729

Total non-performing loans as a
  percentage of loans receivable                0.77%       0.84%
Total non-performing assets as a
  percentage of total assets                    0.73%       0.83%

_________________
(1) These loans are delinquent 90 days or more as to principal but not as to interest. This can occur when the Association receives a partial payment from a borrower which is first applied to interest due.

Non-performing loans increased $45,000, or 3.0% to $1,523,000 at June 30, 1997 from $1,478,000 at September 30, 1996. Classified assets increased 18.72% to $9,176,000 at June 30, 1997 from $7,729,000 at September 30,
1996, primarily because of the increase in speculative construction loans that were not paid off in their initial one year term. At September 30, 1996, 37 loans for a total of $4.4 million were in that category compared to 43 loans for a total of $5.5 million at June 30, 1997. Although the total is up from September 30, 1996, it has decreased from the March 31, 1997 totals of 54 loans for $6.6 million. Twelve speculative construction loans were delinquent more than thirty days as to interest at June 30, 1997.

CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of June 30, 1997:

                               Actual              Required              Excess
                            Amount/Percent        Amount/Percent      Amount/Percent
                                                    (Dollars in Thousands)
Tangible                   $34,027  17.11%       $2,983   1.50%       $31,044  15.61%
Core Leverage
  Capital                   34,027  17.11%        5,966   3.00%        28,061  14.11%
Risk-Based
  Capital                   34,787  25.59%       10,876   8.00%        23,911  17.59%

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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at June 30, 1997 and September 30, 1996 were 5.27% and 6.43% respectively.


In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. The Association borrowed $10.0 million in the quarter ended June 30, 1997. The advances have maturities between one and three years and interest rates between 5.55% and 5.628%. No advances were repaid during the quarter ended June 30, 1997. Certificates of deposit were 81.7% of total savings and 63.7% of total interest-bearing liabilities at June 30, 1997 compared to 80.5% and 73.2% respectively at September 30, 1996.

Office property and equipment has increased $3.5 million in the nine months ended June 30, 1997. The Association completed construction of its new home office building in Cameron in June 1997. Construction costs of the new building are approximated at $4.6 million through June 30, 1997. On November 15, 1996, the Company signed a contract to purchase approximately four acres of land in Liberty, Missouri for use as a future branch office.
It is the Association's intent to convert the current loan production office to a full service branch office. Application for the change has been approved by OTS. The cost of the land was $850,000. Although bids have not been completed at this time, construction costs are estimated at $1.0 million. Completion of the office should occur in early 1998 with funds provided by normal operations. The Company intends to use approximately one acre for the branch facility and the remainder as investment property.

As of August 2, 1997, the Company has purchased 220,400 of the 285,018 shares to be repurchased in the 10% stock buyback announced in September, 1996. The cost of the remaining 64,618 shares would be approximately $1.13 million based on the current bid-asked range of Company stock.

Recently enacted legislation provides that the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") will merge on January
1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and the OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by no later than January 1, 1998 in one bill and June 30, 1998 in the other, and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering provision, all savings and loan holding companies would become subject to the same regulation and activities restrictions as bank holding companies under the pending legislative proposals. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Board of Governors of the Federal Reserve System with respect to the regulation of holding companies. The Association is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Association is also unable to predict whether the SAIF and BIF will eventually be merged.

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

                                              CAMERON FINANCIAL CORPORATION
                                              Registrant



Date:  August 12, 1997                        /s/ David G.Just
                                              David G. Just, President and Chief
                                              Executive Officer (Duly Authorized
                                              Officer)


Date:  August 12, 1997                        /s/ Ronald W. Hill
                                              Ronald W. Hill, Vice-President &
                                              Treasurer (Principal Financial &
                                              Accounting Officer)