Form 10-K
period 1997-09-30
CAMERON FINANCIAL CORP /DE/
filed 1997-12-29
CIK 934884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997
                                                              OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                    to
                                        ------------------    -----------------
                  Commission file number 0-25516

                          CAMERON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      43-1702410
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  1304 North Walnut, Cameron, Missouri                              64429
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:        (816) 632-2154
                                                    ----------------------------
           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 12, 1997, was $49,169,239. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of December 12, 1997, there were issued and outstanding 2,564,305 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997.

         Part III of Form 10-K - Portions of the Proxy Statement for 1998 Annual Meeting of Stockholders.

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

         Cameron Savings, which was originally chartered in 1887 as a Missouri-chartered mutual savings and loan association, is headquartered in Cameron, Missouri. The Association amended its mutual charter to become a federal mutual savings and loan association in 1994. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). Cameron Savings serves the financial needs of its customers throughout northwest Missouri through its new main office located at 1304 North Walnut, Cameron, Missouri, three branch offices located in Cameron, Maryville and Mound City, Missouri and one loan production office located in Liberty, Missouri. The Association occupied the new main office during June 1997. At September 30, 1997, the Company had total assets of $212.5 million, deposits of $128.8 million, and shareholders' equity of $44.7 million.

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

         The executive office of the Association is located at 1304 North Walnut, Cameron, Missouri. Its telephone number at that address is (816) 632-2154.

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

         Cameron, Missouri is located approximately 50 miles northeast of Kansas City, Missouri at the intersection of Interstate 35 and U.S. Highway 36. According to the 1990 census, Clinton, Caldwell, DeKalb and Daviess Counties had a combined population of approximately 45,000. The primary industries in Clinton and surrounding counties are services; governmental; finance, insurance and real estate; and light manufacturing. Major employers in the Association's market area include the State of Missouri Department of Corrections, Cameron Insurance Companies, Cameron Community Hospital and the Cameron R-1 school district. The Association also serves commuting customers to Kansas City.

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

         The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. In addition, in order to serve the financial needs of the families and the communities in the Association's primary market area, Cameron Savings also originates, to a lesser extent, land, commercial real estate, multi-family and consumer loans. See "- Originations, Purchases and Sales of Loans." At September 30, 1997, the Association's net loan portfolio totaled $176.8 million.

         The Association maintains an established loan approval process. Loans under $150,000 secured by real estate are reviewed and approved by any two members of the loan committee. Real estate loans between $150,000 and $214,600 that meet specified criteria may be approved by any two members of the loan committee. The entire Board of Directors approves all other real estate loans. Home equity and improvement loans are approved by the loan committee and the consumer lending department. Other consumer loans may be approved by any one person in the consumer lending department except for signature loans over $5,000 which require the approval of two persons on the loan committee.

         The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association can have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At September 30, 1997, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $5.4 million. At September 30, 1997, the Association had no loans with an aggregate outstanding balance in excess of this amount. The Association has 25 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $3.7 million to a developer for land acquisition and development loans and residential construction loans, and was secured by real estate primarily in Clay and Platte Counties, Missouri and the personal guarantee of the borrower. At September 30, 1997, these loans were performing in accordance with their terms. See "Regulation - Federal Regulation of Savings Associations."

         Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated. Substantially all of the loans in process reflected in the table represent undisbursed residential construction funding.

                                                                            At September 30,
                                            -----------------------------------------------------------------------------
                                                      1997                       1996                      1995
                                            ------------------------    -----------------------    ----------------------
                                              Amount         Percent    Amount          Percent    Amount         Percent
                                              ------         -------    ------          -------    ------         -------
                                                                          (Dollars in Thousands)
Real Estate Loans:
 One- to four-family(1)...............      $123,856          61.96%   $109,292          62.06%    $95,040          65.71%
 Multi-family.........................         4,226           2.11       2,908           1.65       3,181           2.20
 Commercial...........................         3,403           1.70       4,322           2.45       3,759           2.60
 Land.................................         8,257           4.13       9,605           5.46       4,106           2.84
 Construction(2)......................        51,447          25.74      41,646          23.65      32,956          22.79
                                              ------          -----     -------          -----     -------          -----
     Total real estate loans..........       191,189          95.64     167,773          95.27     139,042          96.14
                                             -------                    -------                    -------          -----

Other Loans:
 Consumer Loans:
  Deposit account.....................           398           0.20         533           0.30         316           0.22
  Student.............................            --         --              --        --              123           0.08
  Automobile..........................         3,302           1.65       3,359           1.91       1,249           0.86
  Home equity.........................         1,904           0.95       2,718           1.54       1,327           0.92
  Home improvement....................         1,014           0.51         873           0.50       1,387           0.96
  Other...............................         2,091           1.05         847           0.48       1,185           0.82
                                               -----           ----     -------         ------    --------        -------
     Total consumer loans.............         8,709           4.36       8,330           4.73       5,587           3.86
                                               -----           ----      ------         ------    --------        -------
     Total loans......................       199,898         100.00%    176,103         100.00%   $144,629         100.00%
                                                             ======                     ======                     ======

Less:
 Loans in process.....................        20,679                     19,502                     13,253
 Deferred loan fees, net..............           805                        804                        642
 Allowance for loan losses............         1,624                      1,353                        994
                                               -----                   --------                  ---------
 Loans receivable, net................      $176,790                   $154,444                   $129,740
                                            ========                   ========                   ========

-------------------
(1)      Includes $466,000 of loans held for sale at September 30, 1997.
(2) Includes $6.6 million, $8.3 million and $4.4 million of construction-permanent loans at September 30, 1997, 1996 and 1995, respectively, and $0.3 million and $1.4 million of construction-permanent loans on multi-family properties at September 30, 1997 and 1996, respectively, and $70,000 of construction-permanent loans on commercial property at September 30, 1996.

         The following table sets forth the composition of the Association's loan portfolio by fixed-and adjustable-rate at the dates indicated.


                                                                                   At September 30,
                                                   -------------------------------------------------------------------------------
                                                             1997                       1996                        1995
                                                   -------------------------    ----------------------      ----------------------
                                                   Amount            Percent    Amount          Percent     Amount        Percent
                                                   ------            -------    ------          -------     ------        -------
                                                                                (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family(1)....................       $42,116            21.07%   $24,312           13.81%    $24,146          16.70%
  Multi-family..............................           942             0.47        986            0.56       1,028           0.71
  Commercial................................           571             0.29        604            0.34         354           0.24
  Land......................................         5,180             2.59      6,298            3.58       2,457           1.70
  Construction..............................        50,106            25.07     35,475           20.14      30,369           21.00
                                                  --------            -----    -------          ------      ------           -----
     Total real estate loans................        98,915            49.49     67,675           38.43      58,354          40.35
 Consumer...................................         5,768             2.88      6,033            3.43       3,901            2.70
                                                 ---------           ------    -------          ------     -------          ------
     Total fixed-rate loans.................       104,683            52.37     73,708           41.86      62,255           43.05
                                                   -------            -----    -------          ------     -------           -----

Adjustable-Rate Loans:
 Real estate:
  One- to four-family.......................        81,740            40.89     84,980           48.26      70,894          49.01%
  Multi-family..............................         3,284             1.64      1,922            1.09       2,153           1.49
  Commercial................................         2,832             1.42      3,718            2.11       3,405           2.35
  Land......................................         3,077             1.54      3,307            1.88       1,649           1.14
  Construction..............................         1,341             0.67      6,171            3.50       2,587           1.79
                                                     -----             ----     ------          ------     -------         ------
     Total real estate loans................        92,274            46.16    100,098           56.84      80,688          55.78
Consumer....................................         2,941             1.47      2,297            1.30       1,686           1.17
                                                     -----             ----    -------          ------     -------        -------
     Total adjustable-rate loans............        95,215            47.63    102,395           58.14      82,374          56.95
                                                    ------            -----    -------          ------     -------        -------
     Total loans............................       199,898           100.00%   176,103          100.00%    144,629         100.00%
                                                                     ======                     ======                     ======

Less:
 Loans in process...........................        20,679                      19,502                      13,253
 Deferred loan fees, net....................           805                         804                         642
 Allowance for loan losses..................         1,624                       1,353                         994
                                                     -----                     -------                  ----------
    Loans receivable, net...................      $176,790                    $154,444                    $129,740
                                                  ========                    ========                    ========

------------------
(1) Includes ARM loans aggregating $6.9 million, $7.9 million and $6.3 million at September 30, 1997, 1996 and 1995, respectively, which have their next interest rate adjustment date five years or more from the dates indicated.

         The following table sets forth the contractual maturity and weighted average rates of the Association's loan portfolio at September 30, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the year during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                Real Estate
                     ----------------------------------------------------------------------------
                                            Multi-family and
                       One- to Four-Family    Commercial            Land         Construction      Consumer          Total
                     ---------------------  ----------------- ------------------ --------------- --------------- -----------------
                                  Weighted           Weighted           Weighted        Weighted        Weighted          Weighted
                                  Average            Average            Average          Average         Average           Average
                        Amount     Rate    Amount    Rate    Amount     Rate     Amount   Rate    Amount  Rate    Amount     Rate
                        ------     ----    ------    ----    ------     ----     ------   ----    ------  ----    ------     ----
                                                                   (Dollars in Thousands)

Due During
Years Ending
September 30,
1998(1) ..........   $    888      8.52%  $  793      9.75%  $   85      9.03% $40,968    9.26%  $  935   9.15%  $ 43,669    9.25%
1999 .............        230      7.77       48      9.22        6      9.41    3,662    9.39    1,019  10.54   $  4,965    9.55
2000 .............        297      8.14       48      8.13      211      8.54       --      --    1,465  10.51   $  2,021    9.90
2001 and 2002 ....      2,072      8.41      287      9.35    2,661      8.75       --      --    3,392   9.58   $  8,412    9.02
2003 to 2007 .....     13,078      8.23    1,652      8.66    1,467      8.93       --      --    1,831  10.35   $ 18,028    8.54
2008 to 2022 .....     81,598      8.20    4,801      8.85    3,795      8.34    2,358    8.98       67   8.84   $ 92,619    8.26
2023 and following     25,693      7.84       --        --       32      8.25    4,459    8.66       --     --   $ 30,184    7.96
                     --------             ------             ------            -------           ------          --------
Total ............   $123,856      8.13%  $7,629      8.92%  $8,257      8.59  $51,447    9.20%  $8,709   9.54%  $199,898    8.54%
                     ========             ======             ======            =======           ======          ========

         The total amount of loans due after September 30, 1998 which have fixed interest rates is $61.1 million, while the total amount of loans due after such date which have adjustable interest rates is $95.1 million.

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

One- to Four-Family Residential Real Estate Lending

         A primary focus of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied, one- to four-family residences. At September 30, 1997, $123.9 million, or 62.0%, of the Association's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Cameron Savings are secured by properties located in the Association's market area.

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

         Cameron Savings presently offers several ARM products which adjust annually after an initial period ranging from one to seven years subject to a limitation on the annual increase of 0.5%, 1.0% or 2.0% and an overall life of loan limitation of 5.0% or 6.0%. These ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% or 3.0%. Borrowers are generally qualified using the fully indexed rate. ARM products held in the Association's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At September 30, 1997, the Association had $81.7 million of one- to four-family ARM loans, or 40.9% of total loans.

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

Construction and Land Lending

         Historically, the Association has invested a significant proportion of its loan portfolio in construction and land loans. Prompted by increased residential development (predominately subdivisions) in the northern suburbs of Kansas City, on July 1, 1987, the Association opened a loan production office in Liberty, Missouri, a suburb community located northeast of Kansas City. Cameron Financial has received approval for and is in the process of constructing a building in Liberty which will be leased to the Association and operated as a full service branch. Upon completion and occupancy of the new branch facility, the loan production office will be closed. Substantially all of the Association's construction and land loans are secured by residential properties located in the northern suburbs of Kansas City and are originated, monitored, and serviced by the Liberty office. Earl T. Frazier, who joined the Association in 1981, manages the Liberty office in close consultation with the senior management and Board of Directors. Prior to joining the Association, Mr. Frazier was a real estate agent and, prior thereto, a residential home builder. See "Executive Officers of the Company and the Association who are not Directors."

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

         The table below presents information on the Association's construction and land loans at September 30, 1997:



                                                                          Outstanding                 Percent of
                                                                        Loan Balance(1)                  Total
                                                                        ---------------               -----------
                                                                                   (Dollars in Millions)
Speculative..................................................                $40.2                       67.33%
Contract.....................................................                  4.6                        7.71
Construction/permanent.......................................                  6.6                       11.06
                                                                                                         -----
   Total construction........................................                 51.4                       86.10
                                                                              ----
Conventional land............................................                  6.0                       10.05
Land A&D.....................................................                  2.3                        3.85
                                                                               ---                        ----
   Total land................................................                  8.3                       13.90
                                                                               ---                       -----
      Total construction and land............................                $59.7                      100.00%
                                                                             =====                      ======

---------------
(1)   Includes loans in process.

         At September 30, 1997, the Association's $51.4 million of construction loans and $8.3 million of land loans represented 25.7% and 4.2%, respectively, of total loans receivable. At the same time, the Association's $40.2 million of speculative construction loans and $2.3 million of land A&D loans represented 20.1% and 1.2%, respectively, of total loans receivable.

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

         The Association seeks to make construction loans to those builders with which it has a long-standing history of satisfactory performance. New builders typically borrow from the Association in limited amounts and may borrow additional amounts based on proven experience with the Association. At September 30, 1997, the Association had 13 borrowers for which speculative construction and land A&D loans outstanding totaled more than $1.0 million. Each of the foregoing builders with speculative construction and land A&D loans totaling more than $1.0 million have been customers of the Association for more than three years.

         While substantially all of the Association's construction and land A&D loans are secured by properties located in the northern suburbs of Kansas City, the Association also seeks to diversify its construction and land A&D lending risks among several development projects. At September 30, 1997, the Association had speculative construction and land A&D loans secured by properties in 72 developments of which 9 represented an exposure to a single development of more than $1.0 million.

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

         Commercial and Multi-family Construction Loans. Occasionally, the Association originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans. At September 30, 1997, the Association had one such loan outstanding totalling $0.3 million.

         Land and Development Loans. At September 30, 1997, the Association had total land loans of $8.3 million. In making land loans, the Association follows similar underwriting policies as for construction loans and, to the extent applicable (i.e., if the loan is to develop land for future building rather than simply to acquire raw land), similar disbursement procedures. The Association originates land loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years (not to exceed 20 years) as opposed to the term of up to 12 months that is typical of construction loans. Land A&D loans are interest-only loans, payable semi-annually, with provisions for principal reductions as lots are sold.

Multi-Family and Commercial Real Estate Lending

         Cameron Savings also originates loans secured by multi-family and commercial real estate. At September 30, 1997, $4.2 million, or 2.1%, of the Association's loan portfolio consisted of multi-family loans and $3.4 million, or 1.7%, of the Association's loan portfolio consisted of commercial real estate loans.

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

         At September 30, 1997, the Association's largest multi-family or commercial real estate loan of $781,000 was secured by seven 4-unit apartment buildings located in Clay County, Missouri.

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

Consumer Lending

         The Association originates a variety of consumer loans, including home equity loans, automobile loans, education loans, home improvement loans, loans secured by deposit accounts, and other types of secured and unsecured loans. At September 30, 1997, the Association had $8.7 million, or 4.4% of its loans receivable, in outstanding consumer loans. The Association has recently focused on the expansion of its consumer lending portfolio as a result of the variety of products that can be offered, the higher yields that can be obtained and the stronger consumer demand for such products. In addition, management believes that offering consumer loan products helps to expand the Association's customer base and creates stronger ties to its existing customer base. Consumer loan balances typically range from $1,000 to $50,000 and are generally repaid over periods ranging from one to ten years. Unsecured consumer loans generally do not exceed $10,000 and typically are repayable in monthly installment payments within five years. The Association's consumer loans are primarily secured by second mortgages on residential real estate, automobiles, recreational vehicles or boats. The Association's focus in consumer lending has been the origination of home equity and improvement loans and auto loans. At September 30, 1997 the Association had $2.9 million or 33.5% of its consumer loan portfolio in home equity and home improvement loans and $3.3 million in auto loans, or 37.9% of the consumer loan portfolio. Approximately 4.3% of the consumer loans were unsecured at September 30, 1997.

         Consumer loans generally have shorter terms and higher interest rates than first lien mortgage loans because they generally involve more credit risk than mortgage loans as a result of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Despite the risks inherent in consumer lending, the Association's consumer loans delinquent greater than 90 days as a percentage of total consumer loans was 1.0% at September 30, 1997.

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

         While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 1997, the Association originated $100.6 million of loans, compared to $99.6 million and $67.9 million in fiscal 1996 and 1995, respectively. During recent years, the Association's construction loan originations have been strong, totaling $63.5 million, $57.0 million, and $43.6 million, or 63.1%, 57.2%, and 64.2%, of total loan originations in fiscal 1997, 1996 and 1995, respectively.

         Cameron Savings generally sells its 30-year fixed-rate one- to four-family residential mortgage loans, without recourse, to secondary market purchasers. Sales of whole loans generally are beneficial to the Association since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. When loans are sold, the Association typically does not retain the responsibility for servicing the loans. At origination, all of the Association's mortgage loans are immediately classified as either held for investment or held for sale. During fiscal 1997, conventional mortgage loans originated and sold into the secondary market totaled $2.7 million.

         While the Association has purchased whole loans or loan participations from time to time, such purchases have been infrequent. In 1997, the Association did not purchase any loans. Any such purchases are made consistent with the Association's underwriting standards. Most of the Association's purchased loans are secured by property located in Missouri.

         In addition, the Association may purchase mortgage-backed securities to complement its mortgage lending activities. However, during fiscal 1997, 1996 and 1995 the Association did not purchase any mortgage-backed securities.

         Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. At September 30, 1997, there were outstanding first mortgage loan commitments totaling $5.8 million. At that date, the Association also had $51.4 million of construction loans of which approximately $20.7 million had not yet been disbursed.

         The following table shows the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.


                                                                  Year Ended September 30,
                                                              --------------------------------
                                                               1997        1996          1995
                                                               ----        ----          ----
                                                                  (Dollars In Thousands)
Originations by type:
---------------------
 Adjustable rate:
  Real estate - one- to four-family..................         $24,074    $21,063       $15,226
                - multi-family.......................             660      1,679           201
                - commercial.........................              40      1,085           277
                - land...............................           1,088      2,079           743
                - construction.......................           9,565      9,901         4,678
  Non-real estate - consumer.........................           1,612      1,278           668
                                                              -------    -------       -------
         Total adjustable-rate......................           37,039     37,085        21,793
                                                              -------    -------       -------
 Fixed rate:
  Real estate - one- to four-family..................           4,226      4,262         3,489
                - commercial.........................              48        100           --
                - land...............................           1,407      5,348           734
                - construction.......................          53,980     47,089        38,909
  Non-real estate - consumer.........................           3,905      5,735         3,010
                                                              -------    -------       -------
         Total fixed-rate............................          63,566     62,534        46,142
                                                              -------    -------       -------
         Total loan originations.....................         100,605     99,619        67,935
                                                              -------    -------       -------

Purchases:
---------
  Real estate - one- to four-family..................              --        882            26
              - land.................................              --         --           --
                                                              -------    -------       -------
         Total loan purchases........................              --        882            26
  Mortgage-backed securities.........................              --         --           --
                                                              -------    -------       -------
         Total purchases.............................              --        882            26
                                                              -------    -------       -------

Sales and Repayments:
--------------------
  Real estate - one- to four-family..................           2,731      1,531         1,102
                                                              -------    -------       -------
         Total loan sales............................           2,731      1,531         1,102
  Principal repayments...............................          74,079     67,496        48,508
                                                              -------    -------       -------
         Total sales and repayments..................          76,810     69,027        49,610
Increase in other items:
  Loans in process...................................         (1,177)    (6,249)       (2,420)
  Deferred fees and discounts........................             (1)      (162)          (54)
  Allowance for loan losses..........................           (271)      (359)         (118)
                                                              -------    -------       -------

         Net increase................................         $22,346    $24,704       $15,759
                                                              =======    =======       =======

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

         The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type at September 30, 1997.

                                                        Loans Delinquent For
                                    -----------------------------------------------------------
                                            60-89 Days                    90 Days and Over            Total Delinquent Loans
                                    ----------------------------    ---------------------------   -------------------------------
                                                        Percent                         Percent                           Percent
                                                        of Loan                         of Loan                           of Loan
                                    Number   Amount     Category    Number   Amount    Category    Number   Amount       Category
                                    ------   ------     --------    ------   ------    --------    ------   ------       --------
                                                                         (Dollars in Thousands)
Real Estate:
  One- to four-family........         34     $1,159       0.94%       22       $970       0.78%      56     $2,129          1.72%
  Commercial-multifamily.....         --         --         --        --         --         --       --         --            --
  Land.......................         --         --         --        --         --         --       --         --            --
  Construction...............         --         --         --         1        110       0.21        1        110          0.21
Consumer.....................          8         52       0.60        13         88       1.01       21        140          1.61
                                     ---     ------       ----       ---     ------       ----      ---     ------          ----
     Total...................         42     $1,211       0.61%       36     $1,168       0.58%      78     $2,379          1.19%
                                     ===     ======       ====       ===     ======       ====      ===     ======          ====

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


                                                                                        September 30,
                                                                        ---------------------------------------
                                                                          1997             1996            1995
                                                                          ----             ----            ----
                                                                                   (Dollars in Thousands)

Non-accruing loans:
  One- to four-family........................................             $262             $638            $349
  Multi-family...............................................               --               --              --
  Commercial.................................................               --               --               5
  Land.......................................................               --               --              --
  Construction...............................................              110              131             206
  Consumer...................................................               --               --              --
                                                                        ------            -----           -----
     Total non-accruing loans................................              372              769             560
                                                                        ------            -----           -----

Accruing loans delinquent 90 days or more:(2)
  One- to four-family........................................              708              653             716
  Multi-family...............................................               --               --              --
  Commercial.................................................               --               --              --
  Land.......................................................               --               --              --
  Construction...............................................               --               --              --
  Consumer...................................................               88               56              59
                                                                        ------            -----           -----

    Total accruing loans delinquent more than 90 days........              796              709             775
                                                                        ------            -----           -----
    Total non-performing loans...............................            1,168            1,478           1,335
                                                                        ------            -----           -----

Foreclosed assets:
  One- to four-family........................................               --               70              --
  Multi-family...............................................               --               --              --
  Commercial.................................................               --               --              --
  Land.......................................................               --               --              --
  Construction...............................................               --               --              --
  Consumer...................................................               12               --              --
                                                                        ------            -----           -----
     Total...................................................               12               70              --
                                                                        ------            -----           -----

Total non-performing assets..................................           $1,180           $1,548          $1,335
                                                                        ======           ======          ======
Total classified assets(1)...................................          $10,754           $7,729          $3,903
Total non-performing loans as a percentage
 of total loans receivable..................................             0.58%            0.84%           0.92%
Total non-performing assets as a percentage
 of total assets.............................................            0.56%            0.83%           0.77%
Total classified assets(1) as a percentage of total assets...            5.06%            4.15%           2.25%
Interest income that would have been recorded on
 non-performing loans if current (3).........................           $   21          $   40           $  15
Interest income on non-performing loans included in
 net income (4)..............................................           $   13          $   40           $  19

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

         Other Loans of Concern. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of September 30, 1997, there was also an aggregate of $9.6 million in net book value of loans classified by the Association with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. At September 30, 1997, other loans of concern consisted primarily of speculative construction and one- to four-family residential loans, and there was one other loan of concern in excess of $250,000. A loan of $553,000 made during fiscal year 1997 secured by the borrower's primary residence and 10 rental properties was 30 days past due at September 30, 1997. The loan to value ratio on the loan was 60%. Management has considered the Association's non-performing and "of concern" assets in establishing its allowance for loan losses.

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

         On the basis of management's review of its assets, at September 30, 1997, on a net basis, the Association had classified $2.1 million as Substandard, $0 as Doubtful, $0 as Loss and $8.7 million as Special Mention.

         Classified assets at September 30, 1997 were $10.8 million, an increase of $3.1 million over September 30, 1996. The majority of the increase was in the "special mention" category. In an attempt to insure that internal controls monitor all situations of possible concern, the Association's classification policy was changed to classify all speculative construction loans not repaid within the original one year term as special mention. These loans may not be paid off during the initial one year due to delays in starting construction, weather delays during construction, the inability of the new buyer to close the purchase within the original term, or the property remaining unsold near the original maturity date. Prior to maturity, the original loan is modified to reflect a new maturity date one year later than the original maturity date. All of the speculative construction loans were performing in accordance with the loan documents as modified, including the payment of required interest payments. Such loans are not classified as nonperforming since they are performing in accordance with current loan requirements. Speculative construction loans classified as "special mention" at September 30, 1997 were $5.9 million compared to $4.2 million at September 30, 1996 and none at September 30, 1995. Included in the $5.9 million were 8 loans on duplex units for a total of $1.1 million. The builder intends to keep all units as rental property and the Association provided the construction financing only. Arrangements for permanent financing for the properties were not completed during the initial term of the loan, and the maturity dates were extended. As of October, 1997, the builder has arranged for permanent financing from other sources. Interest payments on all speculative construction loans classified as special mention as of September 30, 1997 were current.

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

         Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At September 30, 1997, the Association had a total allowance for loan losses of $1.6 million representing 139.0% of total non-performing loans.

         The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                         Year Ended September 30,
                                                            -----------------------------------------------
                                                              1997               1996                 1995
                                                            -------             -------             -------
                                                                          (Dollars in Thousands)
Balance at beginning of year ....................           $ 1,353             $   994             $   876

Charge-offs:
  One- to four-family ...........................              --                  --                  --
  Multi-family ..................................              --                  --                  --
  Commercial ....................................              --                  --                  --
  Land ..........................................              --                  --                  --
  Construction ..................................              --                  --                  --
  Consumer ......................................               (14)                 (9)                 (2)
                                                            -------             -------             -------
          Total charge-offs .....................               (14)                 (9)                 (2)
                                                            -------             -------             -------

Recoveries:
  One- to four-family ...........................              --                  --                  --
  Multi-family ..................................              --                  --                  --
  Commercial ....................................              --                  --                  --
  Land ..........................................              --                  --                  --
  Construction ..................................              --                  --                  --
  Consumer ......................................              --                  --                  --
                                                            -------             -------             -------
     Total recoveries ...........................              --                  --                  --

Net charge-offs .................................               (14)                 (9)                 (2)
Additions charged to operations .................               285                 368                 120
                                                            -------             -------             -------
Balance at end of year ..........................           $ 1,624             $ 1,353             $   994
                                                            =======             =======             =======

Ratio of net charge-offs during the year to
 average loans outstanding during the year ......             0.008%              0.006%               .002%
                                                            =======             =======             =======

Ratio of allowance for loan losses to non-
performing loans at end of year .................            139.04%              91.54%              74.46%
                                                            =======             =======             =======

Ratio of allowance for loan losses to total loans
receivable at end of year........................              0.81%               0.77%               0.69%
                                                            =======             =======             =======

         The distribution of the Association's allowance for loan losses at the dates indicated is summarized in the following table. The portion of the allowance allocated to each loan category does not necessarily represent the total available for losses within that category since the total allowance is applicable to the entire loan portfolio.

                                                                         At September 30,
                                --------------------------------------------------------------------------------------------------
                                             1997                              1996                              1995
                                -------------------------------  -------------------------------   -------------------------------
                                                       Percent                           Percent                           Percent
                                                      of Loans                          of Loans                          of Loans
                                            Loan       in Each                Loan       in Each   Amount of    Loan       in Each
                                Amount of  Amounts    Category   Amount of   Amounts     Category     Loan     Amounts    Category
                                Loan Loss    by        to Total  Loan Loss     by       to Total     Loss       by        to Total
                                Allowance  Category     Loans    Allowance  Category      Loans    Allowance  Category     Loans
                                ---------  --------   ---------  ---------  --------    ---------  ---------  --------    --------
                                                                         (Dollars In Thousands)

One- to four-family.......         $345   $123,856      61.96%      $299   $109,292       62.06%     $255     $95,040       65.71%
Multi-family..............           21      4,226       2.11         22      2,908        1.65        16       3,181        2.20
Commercial ...............           26      3,403       1.70         33      4,322        2.45        28       3,759        2.60
Land .....................          209      8,257       4.13        235      9,605        5.46        79       4,106        2.84
Construction..............          818     51,447      25.74        577     41,646       23.65       503      32,956       22.79
Consumer..................          205      8,709       4.36        187      8,330        4.73       113       5,587        3.86
                                    ---      -----       ----     ------   --------      ------     -----   ---------      ------
     Total................       $1,624   $199,898     100.00%    $1,353   $176,103      100.00%     $994    $144,629      100.00%
                                 ======   ========     ======     ======   ========      ======      ====    ========      ======

Investment Activities

         General. Cameron Savings must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1997, and 1996, the Association's regulatory liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 8.97%, and 6.43%, respectively.

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

         Investment Securities. At September 30, 1997, the Company's certificates of deposit in other financial institutions totaled $7.6 million, or 3.6%, of total assets and investment securities totaled

$13.9 million, or 6.5% of total assets. As of such date, the Company also had a $1.8 million investment in FHLB stock, satisfying its requirement for membership in the FHLB of Des Moines. It is the Company's general policy to purchase securities which are U.S. Government securities or federal or state agency obligations or other issues that are rated investment grade or have credit enhancements, except for certain municipal bonds purchased by the Association.

         The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                                      At September 30,
                                                          -------------------------------------------------------------------
                                                                    1997                    1996                 1995
                                                          ----------------------   --------------------- --------------------
                                                            Book          % of       Book        % of      Book         % of
                                                            Value         Total      Value       Total     Value        Total
                                                            -----         -----      -----       -----     -----        -----
                                                                                   (Dollars in Thousands)

Investment securities:
  U.S. Government securities.........................        $3,965        15.17%    $7,428      29.26%   $10,833       27.62%
  Federal agency obligations.........................         8,999        34.42      9,254      36.44     14,873       37.76
  Municipal bonds....................................           908         3.47      1,615       6.36        717        1.82
                                                           --------       ------   --------     ------   --------      ------
     Subtotal........................................        13,872        53.06     18,297      72.06     26,473       67.20%
FHLB stock...........................................         1,762         6.74      1,259       4.96      1,235        3.13
                                                           --------       ------   --------     ------   --------      ------
     Total investment securities                                              80
      and FHLB stock.................................       $15,634        59.      $19,556      77.02    $27,708       70.33%
                                                           ========       ======   ========     ======   ========      ======
Average remaining life of investment securities,
  excluding FHLB stock and equity securities.........     1.9 years               2.5 years             2.1 years

Other interest-earning assets:
  Cash equivalents...................................        $2,909        11.13%  $  3,333      13.13%  $  3,082        7.82%
  Certificates of deposit in other financial
   institutions......................................         7,600        29.07      2,500       9.85      8,611       21.85
                                                           --------       ------   --------     ------   --------      ------
     Total investment portfolio......................       $26,143       100.00%   $25,389     100.00%   $39,401      100.00%
                                                           ========       ======   ========     ======   ========      ======


         The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities, are indicated in the following table.

                                                                          At September 30, 1997
                                            -------------------------------------------------------------------------------
                                            Less Than     1 to 5        5 to 10       Over
                                              1 Year       Years          Years      10 Years   Total Investment Securities
                                            ----------   ----------    ----------    ---------  ---------------------------
                                            Book Value   Book Value    Book Value    Book Value   Book Value     Fair Value
                                            ----------   ----------    ----------    ---------    ----------     ----------
                                                                            (Dollars in Thousands)
U.S. Government securities.............        $1,983       $1,982       $    --       $    --       $3,965         $ 4,015
Federal agency obligations.............         1,500        7,499            --            --        8,999           8,988
Municipal bonds........................            96          431           381            --          908             908
                                               ------       ------       -------       -------      -------         -------

Total investment securities............        $3,579       $9,912       $   381       $    --      $13,872         $13,911
                                               ======       ======       =======       =======      =======         =======

Weighted average yield.................          6.08%        6.09%         4.73%           --%        6.05%


         Mortgage-Backed Securities. From time to time, the Association purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. The balance of all mortgage-backed securities at September 30, 1997 was $10,000. The Company has not and does not intend to invest in high-risk mortgage derivative securities. The Company may determine to increase its investment in mortgage-backed securities in order to supplement loan origination activity.

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

Sources of Funds

         General. Deposit accounts have traditionally been the principal source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, the Association derives funds from loan repayments, cash flows generated from operations and FHLB advances. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. The Association borrowed $26.0 million from the FHLB of Des Moines and repaid $3.0 million of maturing advances during fiscal 1997 to supplement funding for loan originations.

         Deposits. The Association offers a variety of accounts, including money market accounts, passbook savings accounts, interest and non-interest-bearing NOW accounts and certificates of deposit accounts. Account terms vary, with principal differences being the minimum balance required, the time period funds must remain on deposit, fixed versus variable interest rates and the interest rate. Maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determinations of savings rates are predicated on funding and liquidity requirements, U.S. Treasury rates, competition and established Association goals. As part of its asset/liability management efforts, the Association has emphasized long-term certificates of deposit with terms of up to ten years. At September 30, 1997, the Association had $21.5 million of certificates of deposit with remaining maturities in excess of five years.

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

         The following table sets forth the savings flows at the Association during the years indicated.

                                                        Year Ended September 30,
                                                  -----------------------------------
                                                    1997        1996           1995
                                                  --------     --------      --------
                                                         (Dollars in Thousands)

Opening balance ............................      $123,108     $121,280      $123,110
Deposits....................................       116,808      100,960       134,651
Withdrawals.................................       115,789      103,883       141,254
Interest credited...........................         4,644        4,751         4,773
                                                  --------     --------      --------

Ending balance..............................      $128,771     $123,108      $121,280
                                                  ========     ========      ========

Net increase (decrease).....................        $5,663       $1.828     $( 1,830)
                                                    ======       ======     ========

Percent increase (decrease).................          4.6%         1.5%        (1.5)%
                                                      ===          ===         =====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                                                  At September 30,
                                                     ---------------------------------------------------------------------
                                                             1997                       1996                       1995
                                                     ---------------------------------------------------------------------
                                                                     Percent                  Percent             Percent
                                                        Amount       of Total   Amount        of Total  Amount    of Total
                                                        ------       --------   ------        --------  ------    --------
                                                                                 (Dollars in Thousands)
Transactions and Savings Deposits:
Passbook accounts 3.25                                  $12,022         9.3%   $11,179         9.1%    $ 10,415        8.6%
NOW accounts 0.00 - 3.00                                  4,362         3.4      5,294         4.3        5,322        4.4
Money market accounts 3.00 - 4.89%                        5,871         4.6      7,494         6.1        8,091        6.7
                                                        -------      ------    -------       -----     --------      -----
Total non-certificates                                   22,255        17.3     23,967        19.5       23,828       19.7

Certificates:
 2.00 -  3.99%                                                4        --            4          --           52         --
 4.00 -  5.99%                                           59,510       46.2      63,866        51.9       52,769       43.5
 6.00 -  7.99%                                           44,962       34.9      33,182        27.0       42,365       34.9
 8.00 -  9.99%                                            2,040        1.6       2,089         1.7        2,266        1.9
                                                        -------      ------    -------       -----     --------      -----
Total certificates                                      106,516       82.7      99,141        80.5       97,452       80.3
                                                        -------      ------    -------       -----     --------      -----
Total deposits                                         $128,771     100.00%   $123,108      100.00%    $121,280      100.0%
                                                       ========     ======    ========      ======     ========      =====

         The following table shows rate and maturity information for the Association's certificates of deposit at September 30, 1997.

                                  2.00-         4.00-       5.00-         6.00-        7.00-         8.00%                 Percent
                                  3.99%         4.99%       5.99%         6.99%        7.99%      or greater     Total     of Total
                                  -----         -----       -----         -----        -----      ----------     -----     --------
                                                                             (Dollars in Thousands)
Certificate accounts
maturing in
quarter ending:
---------------
December 31, 1997..........         $4          $208      $13,912        $1,466         $111          $44      $15,745       14.78%
March 31, 1998.............         --            --       17,646         1,636           28           --       19,310       18.13%
June 30, 1998..............         --            --        8,619         5,479           14           --       14,112       13.25%
September 30, 1998.........         --            --        6,949         2,022          448           --        9,419        8.84%
December 31, 1998..........         --            --        2,439           948          239           --        3,626        3.40%
March 31, 1999.............         --            --        4,020           313           29           72        4,434        4.16%
June 30, 1999..............         --            --        1,204         1,069           --           --        2,273        2.13%
September 30, 1999.........         --            --          953         1,171           20          264        2,408        1.26%
December 31, 1999..........         --            --          499           798            2          240        1,539        1.44%
March 31, 2000.............         --            --        1,470           272          445          391        2,578        2.42%
June 30, 2000..............         --            --          183           253          805          227        1,468        1.38%
September 30, 2000.........         --            --          180           583            1          214          978        0.92%
Thereafter.................         --            --        1,228        23,108        3,702          588       28,626       27.89%
                                    --            --        -----        ------        -----          ---       ------       ------

   Total...................         $4          $208      $59,302       $39,118       $5,844       $2,040     $106,516      100.00%
                                    ==          ====      =======       =======       ======       ======     ========      ======

   Percent of total........       0.00%         0.20%       55.67%        36.72%        5.49%        1.92%      100.00%

         The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity at September 30, 1997.



                                                                     Maturity
                                                       ----------------------------------
                                                                      Over         Over
                                                       3 Months      3 to 6       6 to 12        Over
                                                       or Less       Months       Months       12 months     Total
                                                       -------      -------       -------      ---------     --------
                                                                          (Dollars In thousands)

Certificates of deposit less than $100,000.......      $14,250       $18,174      $22,162       $43,282      $97,868

Certificates of deposit of $100,000 or more......          498           600        1,160         4,595        6,853

Public funds (1).................................          997           536          209            53        1,795
                                                       -------       -------      -------       -------     --------

Total certificates of deposit....................      $15,745       $19,310      $23,531       $47,930     $106,516
                                                       =======       =======      =======       =======     ========

---------------
(1) Deposits from governmental and other public entities, including deposits greater than $100,000.

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

         The Association borrowed $26.0 million under FHLB advances during 1997 to fund loan originations and meet short term cash needs. The Association repaid $3.0 million of maturing advances during 1997. Outstanding balances at September 30, 1997 were $35.3 million.

         The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.


                                             Years Ended September 30,
                                          -----------------------------
                                            1997                  1996
                                            ----                  ----
                                                   (In Thousands)

Maximum Balance
     FHLB advances                        $ 35,250              $12,250

Average Balance
     FHLB advances                        $ 26,173               $3,192

                                             Years Ended September 30,
                                          -----------------------------
                                           1997                    1996
                                           ----                    ----
                                               (Dollars In Thousands)

FHLB advances                             $  35,250             $12,250
                                          =========             =======

Weighted average interest rate                 6.02%               6.09%

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

         At September 30, 1997, Cameron Savings had one service corporation. The Service Corporation was established in 1975 for the purpose of offering credit life, disability and accident insurance to its customers. At September 30, 1997, the Association's investment in the Service Corporation was $356,000.

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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Cameron Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Cameron Savings and Cameron Financial Corp. was as of June 13, 1996. When these examinations are conducted by the OTS and the FDIC, the examiners may require Cameron Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 1997, was $54,000.

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

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1997, Cameron Savings' lending limit under this restriction was $5.4 million. The Association is in compliance with the loans-to-one-borrower limit.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also adopted additional guidelines on asset quality and earnings standards, which are designed to enhance early identification and resolution of problems and problem assets.

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

         The legislation further provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by specified dates and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering, all savings and loan holding companies would become subject to the same regulation as bank holding companies under the pending legislative proposals. Under such proposals, any lawful activity in which a savings association participates would be permitted for up to two years following the effective date of its conversion to the new charter, with two additional one-year extensions which may be granted at the discretion of the regulator. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Federal Reserve Board with respect to the regulation of holding companies. The Association is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Association is also unable to predict whether the SAIF and BIF funds will eventually be merged.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity including retained earnings, and certain noncumulative perpetual preferred stock and related earnings. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. Further, the valuation allowance applicable to the write-down of investments and mortgage-backed securities in accordance with SFAS No. 115 is excluded from the regulatory capital calculation. At September 30, 1997, the Association had no intangible assets or unrealized loss, net of tax under SFAS No. 115.

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

         At September 30, 1997, the Association had tangible capital of $34.2 million, or 16.8% of adjusted total assets, which is approximately $31.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital of at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1997, Cameron Savings had no intangible assets which were subject to these tests.

         At September 30, 1997, Cameron Savings had core capital equal to $34.2 million, or 16.8% of adjusted total assets, which is $28.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1997, Cameron Savings had no capital instruments that qualify as supplementary capital and $1.6 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had no exclusions from capital and assets at September 30, 1997.

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

         On September 30, 1997, Cameron Savings had total risk-based capital of $35.8 million (including $34.2 million in core capital and $1.6 million in qualifying supplementary capital) and risk-weighted assets of $139.0 million (including $3.8 million in converted off-balance sheet assets); or total capital of 25.8% of risk-weighted assets. This amount was $24.7 million above the 8% requirement in effect on that date.

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

         OTS regulations also authorize the OTS to require a depository institution to maintain additional total capital to account for concentration of credit risk or risks arising from non-traditional activities.

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

         The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted. The Association qualifies for Tier 1 and has declared and paid dividends of $1,652,000 to Cameron Financial Corporation during fiscal 1997.

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

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At September 30, 1997, Cameron Savings was in compliance with both requirements, with an overall liquid asset ratio of 8.97% and a short-term liquid assets ratio of 6.96%.

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

Qualified Thrift Lender Test

         All savings associations, including Cameron Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At September 30, 1997, the Association met the test and has always met the test since its effectiveness.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1997, Cameron Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, Cameron Savings is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1997, Cameron Savings had $1.8 million in FHLB stock, which was in compliance with this requirement. In past years, Cameron Savings has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.63% and were 7.0% for fiscal year 1997.

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

         For the year ended September 30, 1997, dividends paid by the FHLB of Des Moines to the Association totaled $101,000, compared to $91,000 received in fiscal year 1996.

Federal Taxation

         General. The Company and the Association report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company.

         Bad Debt Reserve. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

         In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). As of September 30, 1997, the Association's bad debt reserve subject to recapture over a six year period totaled approximately $288,000. The Association has established a deferred tax liability of approximately $96,000 for this recapture. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvements loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

         Distributions. To the extent that the Association makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Association's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividend paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a "nondividend distribution," then approximately one and one-half the times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). The Association does not presently intend to pay dividends that wold result in a recapture of any portion of its tax bad debt reserve.

         Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax is paid.

         Dividends-Received Deduction. The Company may exclude form its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

         Audits. The Association's federal income tax returns have not been audited within the past five years.

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

Employees

         At September 30, 1997, the Association and its subsidiary had a total of 52 full-time employees and 6 part-time employees. None of the Association's employees is represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Association who are not Directors

         Ronald W. Hill. Mr. Hill, age 48, is the Vice President and Treasurer of Cameron Savings, responsible for the supervision of the accounting department, reporting to the regulatory authorities, and managing the Association's liquidity position. Mr. Hill joined the Association in 1981 as Controller and was promoted to his current position in 1988.

         Stephen Hayward. Mr. Hayward, age 35, is currently the Director of Lending of the Association. As such, he is responsible for the supervision of all lending operations of the Association, including loan applications and loan closings. Mr. Hayward joined the Association in 1991 as Internal Auditor and Compliance Officer. Prior to joining the Association, Mr. Hayward was a Manager with the accounting firm of KPMG Peat Marwick LLP in Kansas City, Missouri. Mr. Hayward will become Branch Manager of the office in Liberty, Missouri, upon completion of that facility.

         Earl Frazier. Mr. Frazier, age 62, is currently the manager of the loan production office in Liberty, Missouri. In that capacity, Mr. Frazier is responsible for overseeing the lending operations, including the origination of construction and land loans. Mr. Frazier joined the Association in 1981 as a loan officer. Prior to joining the Association, Mr. Frazier was a real estate agent and, prior thereto, a residential home builder.

Item 2.  Description of Property
         -----------------------

         The Association operates from four full-service facilities and one loan production office. Construction of the new home office building on North Walnut Street in Cameron commenced in November, 1995. The new office opened for business on June 23, 1997. Construction and furnishings costs totaled approximately $4.96 million.

         On November 15, 1996, the Company signed a contract to purchase approximately four acres of land in Liberty, Missouri for use as a future branch office. The cost of the land was $850,000. The Company intends to use approximately one acre for the branch facility and the remainder as investment property. A contract has been entered into for the estimated construction cost of $1.0 million. Completion of the 7,600 square foot facility is scheduled for May 1998. The Company will own the building and lease it to the Association. Approval for opening the full service branch and simultaneously closing the loan production office has been obtained from the OTS.

         The following table sets forth certain information with respect to the offices of the Association and its subsidiary at September 30, 1997.


                                                                                               Net Book Value
                                                                                                     as
                                                                            Approximate              of
                                             Date                              Square          September 30,
    Location                               Acquired           Title           Footage               1997
----------------                          ----------         -------         ---------             -----

Main Office
-----------
1304 North Walnut Street                     1993             Owned            25,942            $4,965,000
Cameron, MO

Branch Offices
--------------
309 North Main Street                        1977             Owned            4,040              $58,000
Cameron, MO(4)

115 East Fourth Street                       1994            Leased            1,311                N/A
Maryville, MO                                               (expires
                                                              2003)

702 State Street                             1992            Leased             900                 N/A
Mound City, MO                                              (expires
                                                            2000)(1)

Loan Production Office
----------------------
101 Clayview Drive                           1992           Leased(2)          2,296                N/A
Liberty, MO

Future Branch Office
--------------------
A Highway(3)                                 1997             Owned          4.0 Acres            $872,000
Liberty, MO

Former Main Office
------------------
123 East Third Street                        1959             Owned            14,091              $9,000
Cameron, MO(5)

----------------
(1) Subject to option to extend for three years.
(2) Lease expired in 1997 and is presently rented on a month-to-month basis until construction of the new branch is completed.
(3) Acquired as the future site of full service branch.
(4) The North Main Street Office is scheduled to be closed in February 1998. (5)
(5) This property is currently vacant and the property is for sale.

     The Association's accounting and record-keeping activities are maintained on-line with an independent service bureau.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.


                                     PART II
                                     -------


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
       ----------------------------------------------------

     Page 43 of the attached 1997 Annual Report to Shareholders is herein incorporated by reference.

Item 6.  Selected Financial Data
         -----------------------

     Pages 3 to 4 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------
     Pages 5 through 18 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     Pages 19 through 42 of the attached 1997 Annual Report to Shareholders are herein incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
         ----------------------------------------------

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 26, 1998, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Executive Compensation
          ----------------------

     Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 26, 1998, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 26, 1998, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 26, 1998, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1)  Financial Statements:
     -----------------------------

     The following information appearing in the Registrant's Annual Report to Shareholders for the year ended September 30, 1997, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                                                        Pages in
                                                                                                          Annual
               Annual Report Section                                                                     Report
               ---------------------                                                                     ------

Report of Independent Auditors.......................................................................      19

Consolidated Balance Sheets at September 30, 1997 and 1996...........................................      20

Consolidated Statements of Earnings for the Years ended September 30, 1997, 1996
and 1995....................................................................................               21

Consolidated Statements of Stockholders' Equity for the Years ended
  September 30, 1997, 1996 and 1995..................................................................     22-23

Consolidated Statements of Cash Flows for the Years ended September 30, 1997,
  1996 and 1995......................................................................................     24-25

Notes to Consolidated Financial Statements...........................................................     26-42

         (a) (2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (a) (3)  Exhibits:
         -----------------


                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-K Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
  ------                                 --------                                 ---------------

2                      Plan of acquisition, reorganization,                             None
                       arrangement, liquidation or succession

3.1                    Certificate of Incorporation                                      *

3.2                    Bylaws                                                           3.2

4                      Instruments defining the rights of                                *
                       security holders, including indentures

9                      Voting trust agreement                                           None

10.1                   Severance Agreements of David G. Just                             *
                       and Ronald Hill

10.2                   Employee Stock Ownership Plan                                     *

10.3                   1995 Stock Option and Incentive Plan                              **

10.4                   Recognition and Retention Plan                                    **

10.5                   Deferred Fee Agreement                                            *

10.6                   Director Emeritus Agreement                                       *

11                     Statement re: computation of per                                 None
                         share earnings

12                     Statement re: computation or ratios                          Not required

13                     Annual Report to Security Holders                                 13

16                     Letter re: change in certifying                                  None
                         accountant

18                     Letter re: change in accounting                                  None
                         principles

                                       51

                                                                                    Reference to
Regulation                                                                        Prior Filing or
S-K Exhibit                                                                        Exhibit Number
  Number                                 Document                                 Attached Hereto
  ------                                 --------                                 ---------------

21                     Subsidiaries of Registrant                                        21

22                     Published report regarding matters                               None
                        submitted to vote of security holders

23                     Consent of experts and counsel                                    23

24                     Power of Attorney                                            Not Required

27                     Financial Data Schedule                                           27

28                     Information from reports furnished to                            None
                        State insurance regulatory authorities

99                     Additional exhibits                                              None

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

         (b)  Reports on Form 8-K:
         -------------------------

         No current reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAMERON FINANCIAL CORPORATION



Date: December 18, 1997                     By: /s/ David G. Just
      -----------------                         -------------------------------
                                                David G. Just
                                               (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ David G. Just                         By: /s/ Herschel Pickett
    ------------------------------------          ----------------------------
    David G. Just, President                      Herschel Pickett
    Chief Executive Officer and Director          Chairman of the Board


Date: December 18, 1997                       Date: December 18, 1997
      ----------------------------------            --------------------------


By: /s/ Kennith R. Baker                      By: /s/ William J. Heavner
    ------------------------------------          ----------------------------
    Kennith R. Baker, Secretary and               William J. Heavner, Director
    Director


Date: December 18, 1997                       Date: December 18, 1997
      ----------------------------------            --------------------------


By: /s/ Harold D. Lee                         By: /s/ William F. Barker
    ------------------------------------          ----------------------------
    Harold D. Lee, Director                       William F. Barker, Director


Date: December 18, 1997                       Date: December 18, 1997
      ----------------------------------            --------------------------

By: /s/ Jon N. Crouch                      By: /s/ Ronald W. Hill
    ------------------------------------       -------------------------------
    Jon N. Crouch, Director                    Ronald W. Hill, Vice President,
                                               Treasurer, and Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer

Date: December 18, 1997                    Date: December 18, 1997
      ----------------------------------         -----------------------------