Form 10-Q
period 1997-12-31
CAMERON FINANCIAL CORP /DE/
filed 1998-02-13
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C.  20549
                                           __________________________________


                                                        FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                                           Outstanding at February 12, 1998
Common stock, .01 par value                                  2,561,859


                                         CAMERON FINANCIAL CORPORATION

                                                   Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                             Page

Consolidated Balance Sheets at December 31, 1997,
unaudited, and September 30, 1997                                           3

Consolidated Statements of Earnings for the Three
Months Ended December 31, 1997 and 1996, unaudited                          4

Consolidated Statements of Equity for the
Three Months Ended December 31, 1997, unaudited                             5

Consolidated Statements of Cash Flows for
the Three Months Ended December 31, 1997 and
1996, unaudited                                                           6-7


Notes to Unaudited Consolidated Financial
Statements                                                                  8

        Item 2:          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                      9-17

PART II - OTHER INFORMATION                                                18

Signatures                                                                 18








                                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                          Consolidated Balance Sheets
                                            (Dollars in thousands)

                                                               December 31,   September 30,
                                                                   1997         1997
    Assets                                                     (unaudited)



    Cash and cash equivalents                                       $4,299   $10,509
    Investment securities held-to-maturity (estimated fair
      value of $15,943,000 at December 31 and $13,911,000 at
      September 30)                                                 15,872    13,872
    Mortgage-backed securities held-to-maturity                          9        10
    Loans receivable, net                                          178,881   176,790
    Accrued interest receivable:
         Loans and mortgage-backed securities                        1,266     1,268
         Investment securities                                         244       150
    Office property and equipment, net                               6,913     6,406
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost     1,762     1,762
    Deferred income taxes                                              602       536
    Other assets                                                     1,405     1,201

         Total assets                                             $211,253  $212,504

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                                          131,065   128,771
         Advances from FHLB                                         32,250    35,250
         Advance payments for taxes and insurance                      414     1,772
         Accrued interest on savings deposits                           90       137
         Accrued expenses and other liabilities                      1,394     1,506
         Income taxes payable                                          749       401

         Total liabilities                                         165,962   167,837

    Stockholders' Equity:
      Serial preferred stock, $.01 par, 2,000,000
        authorized, none issued or outstanding                     ---           --
      Common stock, $.01 par value, authorized 10,000,000
        shares, 3,026,928 shares issued                                 30        30
      Additional paid in capital                                    29,869    29,804
      Retained earnings, substantially restricted                   24,934    24,567
      Less:
       Unearned employee benefits                                   (2,370)   (2,524)
       Treasury stock, at cost- 462,523 shares at December 31, 1997
          and 464,850 at September 30, 1997                         (7,172)   (7,210)
      Total stockholders' equity                                   45,291    44,667

         Total liabilities and stockholders' equity               $211,253  $212,504

    See accompanying Notes to Unaudited Consolidated FinancialStatements.

                                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Earnings
                                                  (unaudited)

                                                Three Months Ended
                                                     December 31,
                                                    1997       1996
                                      (Dollars in thousands, except share data)

        Interest income:

           Loans                                  $3,823     $3,438
           Investment securities                     218        277
           Mortgage-backed securities                  -          -
           Certificates of deposit and other         148        125
                Total interest income              4,189      3,840

        Interest expense:
           Savings deposits                        1,786      1,639
           Borrowed money                            512        231
                Total interest expense             2,298      1,870

                Net interest income                1,891      1,970

        Provision for loan losses                     83        189
                Net interest income after
                provision for loan losses          1,808      1,781

        Noninterest income:
           Loan fees and service charges              49         40
           Other income                               25          6
                Total noninterest income              74         46

        Noninterest expense:
           Compensation, payroll taxes and
             fringe benefits                         606        461
           Occupancy expense                         158         59
           Data processing                            50         40
           Federal insurance premiums                 20         56
           Advertising                                35         26
           Loss on real estate owned                   7          -
           Other operating expenses                  155        148
                Total noninterest expense          1,031        790

                Earnings before income taxes         851      1,037

                Income taxes                         316        393

                Net earnings                        $535       $644

        Basic and diluted earnings per share       $0.22      $0.24

        Basic number of shares outstanding     2,407,721  2,663,371
        Common stock equivalents-stock options    45,953     16,695
        Diluted number of shares outstanding   2,453,674  2,680,066

        See accompanying Notes to Unaudited Consolidated Financial Statements.

                                  CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Stockholders' Equity
                                    For The Three Months Ended December 31, 1997
                                                    (Unaudited)
                                              (Dollars in Thousands)

                                          Additional           Unearned              Total
                                   Common  paid-in   Retained  employee Treasury stockholders'
                                   Stock   capital    earnings benefits  stock       equity

Balance at September 30, 1997        $30     $29,804   $24,567 ($2,524)  ($7,210)     $44,667

 Net earnings                           -        -         535       -        -          $535

 Amortization of RRP                    -        -          -       87       (17)          70

 Purchase of treasury stock             -        -          -        -        -             0

 Allocation of ESOP shares              -         68        -       67        -           135

 Exercise of stock options              -         (3)       -        -        55           52

 Dividends declared($.07 per share)     -        -        (168)      -        -          (168)

Balance at December 31, 1997         $30     $29,869   $24,934 ($2,370)  ($7,172)     $45,291

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows
                                        Three Months Ended December 31,
                                                  (Unaudited)

                                                         1997     1996

Cash flows from operating activities:
 Net earnings                                            $535     $644
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                           78        9
   Provision for loan losses                               83      189
   Provision for losses on real estate owned            -            3
   Amortization of RRP and allocation of ESOP shares      205      179
   Deferred income taxes                                  (66)     212
   Gain on sales of real estate owned                   -           (4)
   Amortization of deferred loan fees                    (119)    (121)
   Proceeds from sales of loans held for sale           2,357      141
   Origination of loans held for sale                  (1,957)    (140)
   Gain on sale of loans held for sale                    (19)      (1)
   Changes in assets and liabilities:
     Accrued interest receivable                          (92)     (97)
     Other assets                                          (8)      10
     Accrued interest payable                             (47)     (21)
     Accrued expenses and other liabilities              (112)  (1,020)
     Current income taxes payable                         348       93

       Cash provided by operating activities           $1,186      $76

Cash flows from investing activities:
   Net increase in loans receivable                    (2,624)  (4,854)
   Mortgage-backed securities principal payments            1      1
   Maturity of investment securities
      held to maturity                                  1,000    1,780
   Purchase of investment securities
      held to maturity                                 (2,997)       -
    Net proceeds from sale of real estate owned             -       27
   Additions and improvements to real estate owned         (8)      (4)
   Purchase of office properties and equipment           (588)    (811)

       Cash used in investing activities              ($5,216) ($3,861)


Cash flows from financing activities:
   Proceeds from issuance of common stock                  52    -
   Net increase (decrease) in NOW passbook and
      money market deposit accounts                     1,085      (40)
   Net increase in certificate accounts                 1,209     1,016
   Net decrease in advance payments by
      borrowers for taxes and insurance                (1,358)   (1,125)
   Proceeds from FHLB advances                          -         8,000
   Repayment of FHLB advances                          (3,000)   (2,000)
   Dividends paid                                        (168)     (186)
   Purchase of Treasury stock                           -            (7)

        Net cash (used in) provided by
           financing activities                        (2,180)    5,658

        Net (decrease) increase in cash                (6,210)    1,873

Cash and cash equivalents at beginning of period       10,509     6,283
Cash and cash equivalents at end of period             $4,299    $8,156

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes           $35       $89
   Cash paid during the period for interest, net
   of capitalized interest                             $2,345    $1,893

Supplemental schedule of noncash investing and financing
activities:
        Conversion of loans to real estate owned         $188        -
        Conversion of real estate owned to loans            -      $23
        Dividend declared and payable                    $168     $186


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

(2)     Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month period ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

(3)     Earnings Per Share

Effective for the quarter ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," (EPS) which replaces the previous primary EPS with basic EPS. That presentation is also required for prior periods. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

                                  CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Cameron Financial Corporation, the "Company", and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at December 31, 1997 to its fiscal year ended September 30, 1997, and the results of operations for the three months ended December 31, 1997 with the three months ended December 31, 1996. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

GENERAL

The Company was organized as a Delaware corporation in December 1994, at the direction of the Association's Board of Directors, to acquire all of the capital stock issued by the Association upon its conversion from the mutual to stock form of ownership. The business of the Company consists primarily of the business of the Association.

The Association was originally founded in April 1887 as a Missouri chartered savings and loan association located in Cameron, Missouri. On November 28, 1994, the Association members voted to convert the Association to a Federal charter. The Association conducts its business through its main office in Cameron, Dekalb County, three full service branch offices located in Cameron, Clinton County, Maryville, Nodaway County, and Mound City, Holt County, and a loan production office located in Liberty, Clay County, Missouri. The branch office in Clinton County was closed effective February 1, 1998. OTS approval has been received to open a full service branch office in Liberty. The loan production office will be closed upon the opening of the branch office. Deposits are insured by the Federal Deposit Insurance Corporation, FDIC, to the maximum allowable.

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

FINANCIAL CONDITION

Total assets decreased 0.6%, or $1,251,000, to $211,253,000 at December 31, 1997 from $212,504,000 at September 30, 1997. Stockholders' equity increased $624,000 or 1.4% to $45,291,000 at December 31, 1997 compared to $44,667,000 at September 30, 1997. Cash, investment securities and certificates of deposits in other financial institutions decreased 17.3%, or $4,210,000 to $20,171,000 at December 31, 1997 from $24,381,000 at
September 30, 1997. Loans receivable, net, increased 1.2%, or $2,091,000, to $178,881,000 at December 31, 1997 from $176,790,000 at September 30,
1997. Real estate loan growth in this time period was $2,659,000. Office property and equipment increased $507,000 to $6,913,000 at December 31, 1997 from $6,406,000 at September 30, 1997, as a result of payment of final bills for construction of the new home office building in Cameron and the start of construction of the new branch office in Liberty, Missouri. The new home office opened June 23, 1997. Construction costs for the Liberty branch office are estimated at $1.0 million. Completion of the office should occur in mid 1998 with funds expected to be provided by normal operations.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                             December 31, September 30,
                                 1997         1997
One- to four family          $124,782,000 $123,856,000
Multifamily                     4,231,000    4,226,000
Commercial real estate          3,330,000    3,403,000
Land                            5,849,000    6,000,000
Development                     5,117,000    2,257,000
Construction (1)               50,540,000   51,447,000
Consumer loans                  8,702,000    8,709,000
  Total Loans Receivable      202,551,000  199,898,000
Less:
Deferred loan fees, net           806,000      805,000
Loans in process               21,159,000   20,679,000
Allowance for loan losses       1,705,000    1,624,000
  Net Loans Receivable       $178,881,000 $176,790,000

(1) Speculative construction  $37,674,000  $40,200,000
Contract and permanent
  construction                $12,866,000  $11,200,000
Total                         $50,540,000  $51,400,000


During the three months ended December 31, 1997, development loans increased by $2,803,000 to $5,117,000, and permanent 1-4 family loans increased by $926,000 to $124,782,000. Construction loans decreased by $907,000 to $50,540,000.

Strong deposit growth has continued for the Association. Deposits were $131,065,000 at December 31, 1997, an increase of $2,294,000, or 1.8% from
$128,771,000 at September 30, 1997. That is the second largest quarterly growth in deposits since the initial conversion to stock in March 1995. The majority of the growth is attributed to the opening of the new home office. Competition from other financial and non-financial entities will continue to impact savings growth. The Association offers competitive interest rates on its deposit products.

A $3,000,000 FHLB advance matured and was repaid in the quarter ended December 31, 1997. In January 1998, the Association borrowed an additional $8.0 million in FHLB advances. The advance has a fixed rate of 5.42% and a ten year maturity with quarterly call provisions after one year.

At December 31, 1997 FHLB advances and certificates of deposit represented 19.8% and 66.0% of interest-bearing liabilities, respectively. At September 30, 1997, they represented 21.5% and 64.9% of interest-bearing liabilities respectively.

RESULTS OF OPERATIONS

Net Earnings: Earnings per share decreased $0.02 to $0.22 for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. Net earnings decreased $109,000, or 16.9%, to $535,000 for the quarter ended December 31, 1997, compared to $644,000 for the quarter ended December 31, 1996. Increases in interest income and non-interest income and a decrease in the provisions for loan losses and income taxes were offset by increases in interest expense and non-interest expenses.

Net Interest Income: Net interest income decreased $79,000, or 4.0%, to $1,891,000 for the quarter ended December 31, 1997, compared with $1,970,000 for the quarter ended December 31, 1996. Most of the decrease was due to the increase of interest bearing liabilities exceeding the increase in interest earning assets. As a result, the net interest margin decreased to 3.79% for the three months ended December 31, 1997 compared to 4.26% at December 31, 1996. Interest earning assets averaged 123.28% of interest bearing liabilities for the three months ended December 31, 1997 compared to 131.78% for the comparable period in 1996 ass a result of increases in fixed assets. The average spread between interest earning assets and interest bearing liabilities decreased to 2.65% for the three months ended December 31, 1997, compared to 2.73% for the same period in 1996. Most of the decrease in interest rate spread was due to average rates paid on interest bearing liabilities increasing more than average rates on interest earning assets.

Interest Income: Interest income increased by $349,000, or 9.1%, for the quarter ended December 31, 1997, to $4,189,000 from $3,840,000 for the quarter ended December 31, 1996. The increase was primarily due to increased interest earning assets and slightly higher average rates on those assets.

Interest Expense: Interest expense increased $428,000, or 22.9%, to $2,298,000 for the quarter ended December 31, 1997, compared to $1,870,000 for the comparable period in 1996. The increase is a result of increases in savings deposits of $7.0 million or 5.6% from $124.1 million at December 31, 1996 to $131.1 million at December 31, 1997 and increases of FHLB advances of $14.0 million from $18.3 million at December 31, 1996 to $32.3 million at December 31, 1997 and increased rates on interest-bearing liabilities. The Association repaid $3.0 million from the Federal Home Loan Bank of Des Moines during the quarter ended December 31, 1997.

Provision for Loan Losses: The provision for loan losses was $83,000 for the quarter ended December 31, 1997, compared to $189,000 for the same period in 1996. The decrease was primarily due to fewer loan originations in the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. The allowance for loan losses is reviewed and adjusted monthly by management based on the size and composition or mix of the gross loan portfolio. Various percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition or mix of the portfolio. As of December 31, 1997, the allowance for loan losses was $1,705,000, or .84% of total loans receivable and 91.27% of total nonperforming loans. Charge-offs were $4,000 and $2,000 for the quarters ended December 31, 1997 and 1996, respectively.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                         Three Months Ended Decemb
                             1997        1996
Balance at beginning
of period                 $1,624,000   $1,353,000
Provision                     83,000      189,000
Charge-offs                   (2,000)      (4,000)
Recoveries                        -            -
Balance at end of period  $1,705,000   $1,538,000

Noninterest Income:  Noninterest income increased to $74,000 for the quarter ended December 31, 1997 from $46,000 for the comparable period in 1996. Loan fees and deposit service charges increased $9,000 for the three months ended December 31, 1997 compared to the same period in 1996, due primarily to increased deposit accounts with monthly charges and income from ATM and debit card transactions. Other income increased $19,000 in the quarter ended December 31, 1997 compared to the same period in 1996 due primarily to increased profit on the sale of loans. Profits on the sale of loans totaled $1,000 in the quarter ended December 31, 1996 compared to $19,000 in the quarter ended December 31, 1997.

Noninterest Expense: Noninterest expense increased $241,000 to $1,031,000 for the quarter ended December 31, 1997 from $790,000 for the same period in 1996. Personnel expenses increased $145,000 in 1997 compared to 1996. Cash compensation increased $73,000 for the current quarter. The Association had 57 full-time equivalent employees at December 31, 1997 compared to 46 at December 31, 1996. Most of the staffing increase is due to the opening of the new home office in Cameron with its extended hours. Decreased loan originations in the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996, resulted in $26,000 less costs deferred in accordance with FAS 91 for the current quarter. Payroll taxes and other benefits increased $14,000 due to the increased number of employees. ESOP expenses were $28,000 higher in the quarter ended December 31, 1997 compared to the same period in 1996 due to higher average prices of the Company's common stock in the current quarter.

Occupancy expense increased $99,000 to $158,000 for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 due to increased real estate taxes and depreciation expenses for the new home office building which was opened in June 1997 and increased expenses for office equipment, computer upgrades and increased depreciation expense for the new equipment.

Federal insurance premiums decreased $36,000 to $20,000 for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 due to decreased SAIF premiums after the special one-time assessment in September 1996. Advertising expenses increased $10,000 to $50,000 for the quarter ended December 31, 1997 compared to the same period in 1996 due to increased advertising for new deposit products. Other operating expenses increased $7,000 to $155,000 for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. Increases in office supplies and telephone expense offset decreases in postage and other expense.



Income Taxes: Income tax expense decreased $77,000 to $316,000 for the quarter ended December 31, 1997, compared to $393,000 for the same period in 1996, primarily due to a decrease of $186,000 in pre-tax income for the comparable periods. The effective tax rate was 37.1% and 37.9% for the quarters ended December 31, 1997 and 1996, respectively.

Asset and Liability Management - Interest Rate Sensitivity

There has not been a material change in the Association's interest rate sensitivity position or market risk position in the quarter ended December 31, 1997 compared to the year ended September 30, 1997.

At December 31, 1997, the Company had a cumulative negative one-year gap of $5.3 million, or 2.51%, compared with $4.0 million, or 1.9%, at September 30, 1997.

The Year 2000 issue

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processor and purchased software run on in-house networks.

In 1997, the Company initiated a review and assessment of all hardware and software to confirm it will function properly in the year 2000. The majority of the vendors that have been contacted have indicated that their hardware and\or software will be Year 2000 compliant by December 31, 1998.

This will allow time for the testing for compliance. While there may be some expense incurred in the next two years, it is not expected to have a material effect on the Company's consolidated financial statements.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest is not probable; however, in no event is interest accrued on loans for which interest is more than 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                            December 31,September 30,
                                                1997        1997
                                            (Dollars in Thousands)

Non-Accruing Loans:
     One- to four-family                           $610         $262
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                    --          110
     Consumer                                        --          --
       Total non-accuring loans                     610          372

Accruing loans delinquent 90 days or more(1)
     One- to four-family                            720          708
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                   402          --
     Consumer                                       136          88
       Total accruing loans delinquent
         90 days or more                          1,258          796
       Total non-performing loans                 1,868        1,168

Foreclosed Assets:
     One- to four-family                             84          --
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                   111          --
     Consumer                                        29          12
       Total foreclosed assets                      224          12

Total non-performing assets                      $2,092      $1,180

Total classified assets                         $13,402     $10,754

Total non-performing loans as a
  percentage of loans receivable                   0.92%        0.58%
Total non-performing assets as a
  percentage of total assets                       0.99%        0.56%


_________________
(1) These loans are delinquent 90 days or more as to principal but not as to interest. This can occur when the Association receives a partial payment from a borrower which is first applied to interest due.

Non-performing loans increased $700,000, or 59.9% to $1,868,000 at December 31, 1997 from $1,168,000 at September 30, 1996. Classified assets increased 24.62% to $13,402,000 at December 31, 1997 from $10,754,000 at
September 30, 1997, primarily because of the increase in speculative construction loans that were not paid off in their initial one year term, increased repossessed assets and an increase in nonaccruing loans. At December 31, 1997, there was a total of $6.8 million in speculative construction loans not paid off in their initial term compared to $5.9 million at September 30, 1997. Twenty-six speculative construction loans were delinquent more than thirty days as to interest at December 31, 1997.

CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of December 31, 1997:

                       Actual               Required             Excess
                   Amount/Percent       Amount/Percent       Amount/Percent
                                    (Dollars in Thousands)

Tangible           $34,272  16.89%       $3,043   1.50%      $31,229 15.39%
Core Leverage
  Capital           34,272  16.89%        6,086   3.00%       28,186 13.89%
Risk-Based
  Capital           35,953  25.56%       11,255   8.00%       24,698 17.56%

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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits, less withdrawable deposits maturing in more than one year, and borrowings payable on demand or in one year or less.
The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1997 and September 30, 1997 were 5.89% and 8.97% respectively.

In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. Due to increased savings deposits and decreased loan demand during the quarter ended December 31, 1997, the Association repaid a $3.0 million FHLB advance. The Association borrowed an $8.0 million FHLB advance in January 1998. The advance has a fixed interest rate of 5.42% and is due in 10 years, subject to call provisions after one year. Certificates of deposits were 82.2% of total savings and 66.0% of total interest-bearing liabilities at December 31, 1997 compared to 82.7% and 64.9% respectively at September 30, 1997.


Several bills have been introduced in the current Congress that would eliminate the federal thrift charter and the OTS. The bills would require that all federal savings associations convert to national banks or state depository institutions by specified dates and would treat all state savings associations as state banks for purposes of federal banking laws. Subject to a narrow grandfathering provision, all savings and loan holding companies would become subject to the same regulation and activities restrictions as bank holding companies under the pending legislative proposals. The legislative proposals would also abolish the OTS and transfer its functions to the federal bank regulators with respect to the institutions and to the Board of Governors of the Federal Reserve System with respect to the regulation of holding companies. The Association is unable to predict whether the legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Association is also unable to predict whether the SAIF and BIF will eventually be merged.



                                            CAMERON FINANCIAL CORPORATION

                                                          FORM 10-Q

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

                  Financial Data Schedule; EX-27


                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CAMERON FINANCIAL CORPORATION
                                               Registrant



Date:  February 13, 1998                      /s/ David G. Just
                                              David G. Just, President and Chief
                                              Executive Officer (Duly Authorized
                                              Officer)


Date:  February 13, 1998                      /s/ Ronald W. Hill
                                              Ronald W. Hill, Vice-President &
                                              Treasurer (Principal Financial &
                                              Accounting Officer)