Form 10-Q
period 1998-03-31
CAMERON FINANCIAL CORP /DE/
filed 1998-05-13
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C.  20549
                                    __________________________________


                                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                                              Outstanding at May 8, 1998
Common stock, .01 par value                                 2,561,059


                                         CAMERON FINANCIAL CORPORATION

                                                   Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                         Page

        Consolidated Balance Sheets at March 31, 1998,
        unaudited, and September 30, 1997                               3

        Consolidated Statements of Earnings for the Three
        Months and Six Months Ended March 31, 1998 and
        1997, unaudited                                                  4

        Consolidated Statements of Equity for the
        Six Months Ended March 31, 1998, unaudited                       5

        Consolidated Statements of Cash Flows for
        the Six Months Ended March 31, 1998 and
        1997, unaudited                                                  6


        Notes to Unaudited Consolidated Financial
        Statements                                                       7

        Item 2:          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                   8-17

PART II - OTHER INFORMATION                                             18

       Signatures                                                       19




                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)

                                                               March 31,   September 30,
                                                                1998       1997
    Assets                                                     (unaudited)

    Cash and cash equivalents                                      $12,411   $10,509
    Investment securities held-to-maturity (estimated fair
      value of $13,891,000 at March 31 and $13,911,000 at
      September 30)                                                 13,831    13,872
    Mortgage-backed securities held-to-maturity                          8        10
    Loans receivable, net                                          182,279   176,790
    Accrued interest receivable:
         Loans and mortgage-backed securities                        1,324     1,268
         Investment securities                                         140       150
    Office property and equipment, net                               7,051     6,406
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost     2,013     1,762
    Deferred income taxes                                              615       536
    Other assets                                                     1,220     1,201

         Total assets                                             $220,892  $212,504

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                                          134,120   128,771
         Advances from FHLB                                         38,250    35,250
         Advance payments for taxes and insurance                      824     1,772
         Accrued interest on savings deposits                          141       137
         Accrued expenses and other liabilities                      1,161     1,506
         Income taxes payable                                          492       401

         Total liabilities                                         174,988   167,837

    Stockholders' Equity:
      Serial preferred stock, $.01 par, 2,000,000
        authorized, none issued or outstanding                     ---           --
      Common stock, $.01 par value, authorized 10,000,000
        shares, 3,026,928 shares issued                                 30        30
      Additional paid in capital                                    29,933    29,804
      Retained earnings, substantially restricted                   25,375    24,567
      Less:
       Unearned employee benefits                                   (2,226)   (2,524)
       Treasury stock, at cost- 464,169 shares at March 31, 1998
          and 464,850 at September 30, 1997                         (7,208)   (7,210)
      Total stockholders' equity                                    45,904    44,667

         Total liabilities and stockholders' equity               $220,892  $212,504

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Earnings
                                (unaudited)






                                               Three Months Ended   Six Months Ended
                                                          March 31,            March 31,
                                                    1998       1997       1998      1997
                                               (Dollars in thousands, except share data)

        Interest income:
           Loans                                  $3,940     $3,514     $7,763    $6,952
           Investment securities                     232        240        450       517
           Mortgage-backed securities                  -          1          -         1
           Certificates of deposit and other         128        109        276       234
                Total interest income              4,300      3,864      8,489     7,704

        Interest expense:
           Savings deposits                        1,770      1,589      3,556     3,228
           Borrowed money                            559        365      1,071       596
                Total interest expense             2,329      1,954      4,627     3,824

                Net interest income                1,971      1,910      3,862     3,880

        Provision for loan losses                     21         80        104       269
                Net interest income after
                provision for loan losses          1,950      1,830      3,758     3,611

        Noninterest income:
           Loan fees and service charges              54         41        103        81
           Other income                               32         21         57        27
                Total noninterest income              86         62        160       108

        Noninterest expense:
           Compensation, payroll taxes and
             fringe benefits                         636        574      1,242     1,035
           Occupancy expense                         153        79        311       138
           Data processing                            47        42         97        82
           Federal insurance premiums                 21        20         41        76
           Advertising                                22        29         57        55
           Loss on real estate owned                   3         -         10         -
           Other operating expenses                  187       182        342       330
                Total noninterest expense          1,069       926      2,100     1,716

                Earnings before income taxes         967        966      1,818     2,003

                Income taxes                         357        380        673       773

                Net earnings                        $610       $586     $1,145    $1,230

        Basic earnings per share                   $0.25      $0.23      $0.48     $0.47
        Diluted earnings per share                 $0.25      $0.23      $0.47     $0.46
        Basic average shares outstanding       2,414,747  2,548,679  2,406,844 2,635,308
        Common stock equivalents-stock options    45,019     16,695     46,556    16,695
        Diluted average shares outstanding     2,459,766  2,565,374  2,453,400 2,652,003

        See accompanying Notes to Unaudited Consolidated Financial Statements.

             CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

             Consolidated Statements of Stockholders' Equity

               For The Six Months Ended March 31, 1998

                           (Unaudited)
                      (Dollars in Thousands)
                                          Additional           Unearned              Total
                                   Common  paid-in   Retained  employee Treasury stockholders'
                                   Stock   capital    earnings benefits  stock       equity

Balance at September 30, 1997        $30     $29,804   $24,567 ($2,524)  ($7,210)      $44,667

 Net earnings                           -        -       1,145      -        -          $1,145

 Amortization of RRP                    -        -          -      164       (76)           88

 Allocation of ESOP shares              -        134        -      134        -             268

 Exercise of stock options              -         (5)       -       -        78             73

 Dividends declared                     -        -        (337)     -        -             (337)

Balance at March 31, 1998            $30     $29,933   $25,375  ($2,226)  ($7,208)      $45,904


See accompanying Notes to Unaudited Consolidated Financial Statements.



                               CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                             Consolidated Statements of Cash Flows
                                                  Six Months Ended March 31,
                                                         (Unaudited)

                                                         1998     1997

Cash flows from operating activities:
 Net earnings                                          $1,145   $1,230
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                          153       26
   Provision for loan losses                              104      269
   Provision for losses on real estate owned            -            3
   Amortization of RRP and allocation of ESOP shares      356      362
   Deferred income taxes                                  (79)     210
   Gain (loss) on sales of real estate owned                1       (4)
   Amortization of deferred loan fees                    (258)    (229)
   Proceeds from sales of loans held for sale           4,635      646
   Origination of loans held for sale                  (4,407)    (641)
   Gain on sale of loans held for sale                    (41)      (5)
   Changes in assets and liabilities:
     Accrued interest receivable                          (46)      38
     Other assets                                         (19)     (20)
     Accrued interest payable                               4       (2)
     Accrued expenses and other liabilities              (345)    (971)
     Current income taxes payable                          91        2

       Cash provided by operating activities           $1,294     $914

Cash flows from investing activities:
   Net increase in loans receivable                    (5,769) (13,156)
   Mortgage-backed securities principal payments            2        2
   Maturity of investment securities
      held to maturity                                  6,547    4,410
   Purchase of investment securities
      held to maturity                                 (6,496)    (500)
   Purchase of FHLB stock                                (251)      (3)
    Net proceeds from sale of real estate owned           254       27
   Additions and improvements to real estate owned         (8)      (4)
   Purchase of office properties and equipment           (808)  (3,048)

       Cash used in investing activities              ($6,529)($12,272)


Cash flows from financing activities:
   Proceeds from issuance of common stock                  73    -
   Net increase (decrease) in NOW passbook and
      money market deposit accounts                     2,946     (330)
   Net increase in certificate accounts                 2,403    1,857
   Net decrease in advance payments by
      borrowers for taxes and insurance                  (948)    (763)
   Proceeds from FHLB advances                          8,000   15,000
   Repayment of FHLB advances                          (5,000)  (2,000)
   Dividends paid                                        (337)    (372)
   Purchase of Treasury stock                           -       (2,666)

        Net cash provided by
           financing activities                         7,137   10,726

        Net increase (decrease) increase in cash        1,902     (632)

Cash and cash equivalents at beginning of period       10,509    6,283
Cash and cash equivalents at end of period            $12,411   $5,651

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes          $662     $385
   Cash paid during the period for interest, net
   of capitalized interest                             $4,623   $3,829

Supplemental schedule of noncash investing and financing activities:
        Conversion of loans to real estate owned         $358        -
        Conversion of real estate owned to loans         $111      $51
        Dividend declared and payable                    $168     $174


See accompanying Notes to Unaudited Consolidated Financial Statements.



                   CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements


(1)      Cameron Financial Corporation

Cameron Financial Corporation (the "Company") was incorporatedunder the laws of the State of Delaware for the purpose of becoming the savings & loan holding company of The Cameron Savings & Loan Association, FA (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan to a federally chartered stock savings and loan, pursuant to its Plan of Conversion. On February 27, 1995, the Company commenced a Subscription and Community Offering of its shares in connection with the conversion of the Association (the "Offering"). The Offering was consummated and the Company acquired the Association on March 31, 1995.

(2)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, such information and footnotes have not been duplicated herein, however, the September 30, 1997 balance sheet is derived from audited financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month and six month period ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

The Company plans to adopt the provisions of SFAS No. 130, "Comprehensive Income," effective October 31, 1998. The only component the Company expects to have is unrealized gain\loss on available for sale securities.

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

               CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Cameron Financial Corporation, the "Company", and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at March 31, 1998 to its fiscal year ended September 30, 1997, and the results of operations for the three and six months ended March 31, 1998 with the three and six months ended March 31, 1997. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

GENERAL

The Company was organized as a Delaware corporation in December 1994, at the direction of the Association's Board of Directors, to acquire all of the capital stock issued by the Association upon its conversion from the mutual to stock form of ownership. The business of the Company consists primarily of the business of the Association.

The Association was originally founded in April 1887 as a Missouri chartered savings and loan association located in Cameron, Missouri. On November 28, 1994, the Association members voted to convert the Association to a Federal charter. The Association conducts its business through its main office in Cameron, Dekalb County, two full service branch offices located in Maryville, Nodaway County, and Mound City, Holt County, and a loan production office located in Liberty, Clay County, Missouri. OTS approval has been received to open a full service branch office in Liberty. The loan production office will be closed upon the opening of the branch office. The office is expected to open in June or July, 1998. Deposits are insured by the Federal Deposit Insurance Corporation, FDIC, to the maximum allowable.

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

FINANCIAL CONDITION

Total assets increased 4.0%, or $8,388,000, to $220,892,000 at March 31, 1998 from $212,504,000 at September 30, 1997. Loans receivable, net, increased 3.1%, or $5,489,000, to $182,279,000 at March 31, 1998 from
$176,790,000 at September 30, 1997. Cash, investment securities and certificates of deposits in other financial institutions increased 7.6%, or $1,861,000 to $26,242,000 at March 31, 1998 from $24,381,000 at
September 30, 1997. Office property and equipment increased $645,000 to $7,051,000 at March 31, 1998 from $6,406,000 at September 30, 1997, as a result of payment of final bills on the new home office building in Cameron and the start of construction of the new branch office in Liberty, Missouri. Construction costs for the Liberty branch office are estimated at $1.0 million. Completion of the office should occur in mid 1998 with funds expected to be provided by normal operations. Deposits increased 4.2%, or $5,349,000, to $134,120,000 at March 31, 1998 from $128,771,000 at September 30, 1997. Advances from the Federal Home Loan Bank increased 8.5%, or $3,000,000, to $38,250,000 at March 31, 1998 from $35,250,000 at
September 30, 1997. Stockholders' equity increased 2.8%, or $1,237,000 to $45,904,000 at March 31, 1998 from $44,667,000 at September 30, 1997. On
April 16, 1998 the Company announced its intention to repurchase up to 5% of its outstanding shares, totaling approximately 128,000 shares, in the open market over the next 12 months.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                                 March 31,    September 30,
                                   1998          1997
One- to four family          $125,784,000     $123,856,000
Multifamily                     4,216,000        4,226,000
Commercial real estate          3,149,000        3,403,000
Land                            6,073,000        6,000,000
Development                     4,544,000        2,257,000
Construction (1)               50,521,000       51,447,000
Consumer loans                  8,743,000        8,709,000
  Total Loans Receivable      203,030,000      199,898,000
Less:
Deferred loan fees, net           764,000          805,000
Loans in process               18,263,000       20,679,000
Allowance for loan losses       1,724,000        1,624,000
  Net Loans Receivable       $182,279,000     $176,790,000

(1) Speculative construction  $36,968,000      $40,200,000
Contract and permanent
  construction                $13,553,000      $11,200,000
Total                         $50,521,000      $51,400,000



During the six months ended March 31, 1998, development loans increased by $2,230,000 to $4,544,000, and permanent 1-4 family loans increased $1,928,000 to $125,784,000. Construction loans decreased $926,000 to
$50,521,000. During that time period, speculative construction loans decreased $3,333,000 while contract and construction-permanent loans increased $2,407,000.

Strong deposit growth has continued for the Association. Deposits were $134,120,000 at March 31, 1998, an increase of $5,349,000, or 4.2% from
$128,771,000 at September 30, 1997. Deposits increased over $3,000,000 during the quarter ended March 31, 1998. That is the second largest quarterly increase in deposits since the initial conversion to stock in March 1995. The majority of the growth is attributed to the opening of the new home office in June 1997. Competition from other financial and non-financial entities will continue to impact savings growth. The Association offers competitive interest rates on its deposit products.

The Association borrowed an additional $8,000,000 from the Federal Home Loan Bank during the quarter ended March 31, 1998. During that quarter, $2,000,000 in maturing advances were repaid. In the quarter ended December 31, 1997, a maturing advance of $3,000,000 was repaid. The result is a net increase in advances of $3,000,000 for the six months ended March 31, 1998. In April 1998, the Association borrowed an additional $7,000,000 from the Federal Home Loan Bank and repaid a maturing advance of $5,000,000.


At March 31, 1998 FHLB advances and certificates of deposit were 22.2% and 63.2% of interest-bearing liabilities respectively. At September 30, 1997, they were 21.5% and 64.9% respectively.

RESULTS OF OPERATIONS

Net Earnings: Basic earnings per share increased $0.02, to $0.25 for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997.
Net earnings increased $24,000, or 4.1%, to $610,000 for the quarter ended March 31, 1998, compared with $586,000 for the quarter ended March 31, 1997. Net earnings decreased $85,000, or 6.9%, to $1,145,000, or $0.48 per basic share, for the six months ended March 31, 1998, compared with $1,230,000, or $0.47 per basic share for the six months ended March 31, 1997. For the quarterly period, the increases in interest income and non-interest income and decreases in the provision for loan losses and the provision for income taxes offset increases in interest expense and non-interest expenses. For the six-month period, increases in interest expense and non-interest expense offset increases in interest income and non-interest income and decreases in the provision for loan losses and provision for income taxes.

Net Interest Income: Net interest income increased $61,000, or 3.2%, to $1,971,000 for the quarter ended March 31, 1998, compared with $1,910,000 for the quarter ended March 31, 1997. Net interest income decreased $18,000 or 0.5% to $3,862,000 for the six months ended March 31, 1998, compared with $3,880,000 for the six months ended March 31, 1997. The net interest margin decreased to 3.77% for the six months ended March 31, 1998 compared to 4.16% for the six months ended March 31, 1997. Interest earning assets averaged 122.68% of interest bearing liabilities for the six months ended
March 31, 1998 compared with 129.24% for the same period in 1997. The average spread between interest earning assets and interest bearing liabilities increased to 2.74% for the six months ended March 31, 1998, compared with 2.70% for the same period in 1997.

Interest Income: Interest income increased by $436,000, or 11.3%, for the quarter ended March 31, 1998, to $4,300,000 from $3,864,000 for the quarter ended March 31, 1997. Interest income increased by $785,000, or 10.2%, for the six months ended March 31, 1998, to $8,489,000 from $7,704,000 for the six months ended March 31, 1997. The increases were primarily due to increased interest earning assets and slightly higher rates on those assets.

Interest Expense: Interest expense increased $375,000, or 19.2%, to $2,329,000 for the quarter ended March 31, 1998, compared to $1,954,000 for the same period in 1997. For the six-month period ended March 31, 1998, interest expense increased $803,000, or 21.0% to $4,627,000 from $3,824,000 for the prior period. The increases were primarily a result of increases in savings deposits and increases in FHLB advances and slight increases in rates.

Provision for Loan Losses: The provision for loan losses was $21,000 for the quarter ended March 31, 1998, compared to $80,000 for the same period in 1997. The provision for loan losses was $104,000 for the six month period ended March 31, 1998, compared to $269,000 for the same period in 1997. The decreases were primarily due to the change in the mix or composition of the portfolio. The allowance for loan losses is reviewed and adjusted monthly by management based on the size and composition or mix of the gross loan portfolio. Various percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition or mix of the portfolio. Speculative construction loans, which carry the highest risk factor, decreased $3.2 million, or 8.0%, to $37.0 million at March 31, 1998 from $40.2 million at September 30, 1997. As of March 31, 1998, the allowance for loan losses was $1,724,000, or 0.88% of net loans receivable and 96.47% of total nonperforming loans. Charge-offs were $4,000 and $12,000 for the six-month periods ended March 31, 1998 and 1997, respectively.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                         Six Months Ended March 31
                              1998         1997
Balance at beginning
  of period               $1,624,000   $1,353,000
Provision                    104,000      269,000
Charge-offs                   (4,000)     (12,000)
Recoveries                        -            -
Balance at end of period  $1,724,000   $1,610,000


Noninterest Income: Noninterest income increased to $86,000 for the quarter ended March 31, 1998 from $62,000 for the same period in 1997.
Loan fees and deposit service charges increased $13,000 for the three months ended March 31, 1998 compared to the same period in 1997. Other income increased $11,000 in the quarter ended March 31, 1998 compared to the same period in 1997. Noninterest income increased to $160,000 for the six months ended March 31, 1998 from $108,000 for the six months ended March 31, 1997. Other income increased $30,000 during the six months ended March 31, 1998 compared to the six months ended March 31, 1997. Loan fees and deposit service charges increased in both periods primarily due to the increased number of loans, increased deposit accounts with monthly charges and income from ATM and debit card transactions. Other income increased in both periods primarily due to increased profit on the sale of loans as a result of more loan sales.

Noninterest Expense: Noninterest expense increased $143,000 to $1,069,000 for the quarter ended March 31, 1998 from $926,000 for the same period in 1997. Personnel expenses increased $62,000 for the quarter ended March 31, 1998 compared to the same period in 1997. Cash compensation increased $56,000 for the current quarter. Payroll taxes and other benefits increased $19,000 for the current quarter. The Association had 58 full-time equivalent employees at March 31, 1998 compared to 53 at March 31, 1997. Most of the staffing increase was due to the opening of the new home office in Cameron. Increased loan originations in the quarter ended March
31, 1998 compared to the quarter ended March 31, 1997, resulted in $21,000 more costs deferred in accordance with FAS 91 for the current quarter.
ESOP expenses increased $18,000 in the quarter ended March 31, 1998 compared to the prior period due to higher average prices of the Company's common stock in the current quarter.
Occupancy expense increased $74,000 to $153,000 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. The increase was due to increased real estate taxes and depreciation on the new home office building opened in June 1997 and increased expenses for office equipment, computer upgrades and increased depreciation expense.

Federal insurance premiums increased for the quarter ended March 31, 1998 compared to the prior period due to increased savings deposits. Advertising expenses decreased $7,000 to $22,000 for the quarter ended
March 31, 1998 compared to the same period in 1997 due to increased advertising for the new deposit products introduced during the prior period and promotional items for the opening of the new home office in June 1997. Other operating expenses increased $5,000 to $187,000 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Increases in telephone expense, deposit account supplies and charitable contributions offset decreases in legal fees, office supplies and postage.

Noninterest expense increased $384,000 for the six months ended March 31, 1998 compared to the six months ended March 31, 1997. Personnel expenses increased $207,000 for the current period. Cash compensation increased
$131,000 due primarily to more employees. Payroll taxes and other benefits increased $32,000 due to more employees. Due to a decrease in loan originations in the six month period ended March 31, 1998 compared to the same period in 1996, $3,000 less in expenses were deferred in accordance with FAS 91. ESOP expense increased in the current period by $46,000 due to higher average prices of the Company's common stock in the current period. Occupancy expenses increased $173,000 to $311,000 for the six month period ended March 31, 1998 compared to the same period in 1997, due to increased real estate taxes and depreciation on the new home office building and increased expenses for office equipment, computer upgrades and increased depreciation expense. Federal insurance premiumsdecreased
$35,000 to $41,000 for the six months ended March 31, 1998 compared to the same period in 1997. The decrease was due to reduced SAIF premiums effective January 1, 1997, as a result of the one-time assessment to recapitalize SAIF in September 1996. Advertising expenses increased $2,000 to $55,000 for the six months ended March 31, 1998 compared to the same period in 1997.


Income Taxes: Income tax expense decreased $23,000 to $357,000 for the quarter ended March 31, 1998, compared to $380,000 for the same period in 1997. The effective tax rate was 36.9% and 39.3% for the quarters ended March 31, 1998 and 1997, respectively. Income tax expense decreased $100,000 to $673,000 for the six months ended March 31, 1998, compared to $773,000 for the six months ended March 31, 1997. The effective tax rate was 37.0% and 38.6% for the six months periods ended March 31, 1998 and 1997, respectively.

Asset and Liability Management - Interest Rate Sensitivity

There has not been a material change in the Association's interest rate sensitivity position or market risk position in the quarter or six months ended March 31, 1998 compared to the year ended September 30, 1997.

At March 31, 1998, the Company had a cumulative positive one-year gap of $7.6 million, or 3.43%, compared to a negative $4.0 million, or 1.9%, at September 30, 1997. The change is primarily due to high levels of loan repayments with the proceeds currently invested in short term assets.

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

This will allow time for the testing for compliance. While there may be some expense incurred in the next two years, it is not expected to have a material effect on the Company's consolidated financial statements.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest is not probable; however, in no event is interest accrued on loans for which interest is more than 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                            March 31,   September 30,
                                                1998        1997
                                            (Dollars in Thousands)

Non-Accruing Loans:
     One- to four-family                           $608        $262
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                   135         110
     Consumer                                        --          --
       Total non-accuring loans                     743         372

Accruing loans delinquent 90 days or more(1)
     One- to four-family                            733         708
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                   282          --
     Consumer                                        29          88
       Total accruing loans delinquent
         90 days or more                          1,044         796
       Total non-performing loans                 1,787       1,168

Foreclosed Assets:
     One- to four-family                             --          --
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                    --          --
     Consumer                                        13          12
       Total foreclosed assets                       13          12

Total non-performing assets                      $1,800      $1,180

Total classified assets                         $14,124     $10,754

Total non-performing loans as a
  percentage of loans receivable                   0.88%       0.58%
Total non-performing assets as a
  percentage of total assets                       0.81%       0.56%


Non-performing loans increased $619,000, or 53.0% to $1,787,000 at March
31, 1998 from $1,168,000 at September 30, 1997. Classified assets increased 31.34% to $14,124,000 at March 31, 1998 from $10,754,000 at
September 30, 1997, primarily because of the increase in speculative construction loans that were not paid off in their initial one year term.
At March 31, 1998 $9.0 million were in that category compared to $5.9 million at September 30, 1997. Eleven speculative construction loans were delinquent more than thirty days interest at March 31, 1998.

CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of March 31, 1998:

                      Actual               Required             Excess
                    Amount/Percent       Amount/Percent      Amount/Percent
                                    (Dollars in Thousands)

Tangible           $34,555  16.28%       $3,184   1.50%     $31,371  14.78%
Core Leverage
  Capital           34,555  16.28%        8,491   4.00%      26,064  12.28%
Risk-Based
  Capital           36,255  24.81%       11,688   8.00%      24,567  16.81%


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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits, less withdrawable deposits maturing in more than one year, and borrowings payable on demand or in one year or less.
The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at March 31, 1998 and September 30, 1997 were 11.41% and 8.97% respectively.

In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. The Association borrowed $8.0 million in the quarter ended March 31, 1998. The advance has a maturity of ten years and a fixed interest rate of 5.42%. It can be called by the Federal Home loan Bank quarterly after a one year period. Advances of $2.0 million were repaid during the quarter ended March 31, 1998. In April 1998, the Association borrowed $7.0 million and repaid a maturing advance of $5.0 million. The new advances have final maturities of ten years with quarterly call provisions after either one, three or five years. Interest rates are fixed at rates between 5.13% and 5.63%. Certificates of deposits were 81.2% of total savings and 63.2% of total interest-costing liabilities at March 31, 1998 compared to 82.7% and 64.9% respectively at September 30, 1997.

Office property and equipment has increased $645,000 in the six months ended March 31, 1998. The Association has completed construction of its new home office building in Cameron and the Company has started construction of the new office in Liberty.

As of May 8, 1998, the Company has purchased 33,100 of the 128,127 shares to be repurchased in the 5% stock buyback announced in April, 1998. The cost of the remaining 95,027 shares would be approximately $2.05 million based on the current bid-asked range of Company stock.

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

                 Not Applicable

ITEM 3.          Defaults upon Senior Securities

                 Not Applicable

ITEM 4.          Submissions of Matters to a Vote of Security Holders

                 The annual meeting of stockholders of the Company was held on January 26, 1998. Mr. Harold D. Lee, Mr. Kennith R. Baker and Mr. Dennis E. Marshall were each elected as directors for three year terms as follows: Mr. Lee had 2,321,361 shares for, 29,218 shares withheld and no broker non-votes; Mr. Baker had 2,313,913 shares for, 36,666 shares withheld and no broker non-votes; Mr. Marshall had 2,321,361 shares for, 29,218 shares withheld and no broker non-votes. The following Directors' terms of office continued after the meeting: David G. Just, Jon N. Crouch, William F. Barker and William J. Heavner.

                 The stockholders approved the ratification of the appointment of KPMG Peat Marwick, LLP as the company's auditors by a vote of 2,331,674 shares for, 17,278 shares against, 1,627 abstentions and no broker non-votes.


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

                                              CAMERON FINANCIAL CORPORATION
                                              Registrant



Date:  May 13, 1998                           /s/ David G. Just
                                              David G. Just, President and
                                              Chief Executive Officer (Duly
                                              Authorized Officer)


Date:  May 13, 1998                           /s/ Ronald W. Hill
                                              Ronald W. Hill, Vice-President  &
                                              Treasurer (Principal Financial &
                                              Accounting Officer)