Form 10-Q
period 1998-06-30
CAMERON FINANCIAL CORP /DE/
filed 1998-08-13
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                    __________________________________


                                FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date.

Class                             Outstanding at August 7, 1998
Common stock, .01 par value                  2,433,732


                                   CAMERON FINANCIAL CORPORATION

                                                   Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                  Page

              Consolidated Balance Sheets at June 30, 1998,
              unaudited, and September 30, 1997                 3

              Consolidated Statements of Earnings for the Three
              Months and Nine Months Ended June 30, 1998 and
              1997, unaudited                                   4

              Consolidated Statements of Equity for the
              Nine Months Ended June 30, 1998, unaudited        5

              Consolidated Statements of Cash Flows for
              the Nine Months Ended June 30, 1998 and
              1997, unaudited                                   6



              Notes to Unaudited Consolidated Financial
              Statements                                       7

        Item 2:      Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                             8-17

PART II - OTHER INFORMATION                                   18

Signatures                                                    18







                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)


                                                                  June 30,    September 30,
                                                                    1998       1997
    Assets                                                       (unaudited)

    Cash and cash equivalents                                      $10,214   $10,509
    Investment securities held-to-maturity (estimated fair
      value of $17,402,000 at June 30 and $13,911,000 at
      September 30)                                                 17,342    13,872
    Mortgage-backed securities held-to-maturity                          7        10
    Loans receivable, net                                          180,277   176,790
    Accrued interest receivable:
         Loans and mortgage-backed securities                        1,319     1,268
         Investment securities                                         261       150
    Office property and equipment, net                               7,421     6,406
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost     2,013     1,762
    Deferred income taxes                                              605       536
    Other assets                                                     1,325     1,201

         Total assets                                             $220,784  $212,504

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                                          133,560   128,771
         Advances from FHLB                                         40,250    35,250
         Advance payments for taxes and insurance                    1,334     1,772
         Accrued interest on savings deposits                          142       137
         Accrued expenses and other liabilities                      1,235     1,506
         Income taxes payable                                          407       401

         Total liabilities                                         176,928   167,837

    Stockholders' Equity:
      Serial preferred stock, $.01 par, 2,000,000
        authorized, none issued or outstanding                     ---           --
      Common stock, $.01 par value, authorized 10,000,000
        shares, 3,026,928 shares issued                                 30        30
      Additional paid in capital                                    30,004    29,804
      Retained earnings, substantially restricted                   25,890    24,567
      Less:
       Unearned employee benefits                                   (2,080)   (2,524)
       Treasury stock, at cost- 593,196 shares at June 30, 1998
          and 464,850 at September 30, 1997                         (9,988)   (7,210)
      Total stockholders' equity                                    43,856    44,667

         Total liabilities and stockholders' equity               $220,784  $212,504

    See accompanying Notes to Unaudited Consolidated Financial Statements.


             CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                         Consolidated Statements of Earnings
                                                       (unaudited)



                                               Three Months Ended    Nine Months Ended
                                                     June 30,            June 30,
                                                    1998      1997       1998      1997
                                               (Dollars in thousands, except share data)

        Interest income:
           Loans                                  $3,919     $3,716    $11,682   $10,668
           Investment securities                     241        245        691       762
           Mortgage-backed securities                  1          -          1         1
           Certificates of deposit and other         159         98        435       332
                Total interest income              4,320      4,059     12,809    11,763

        Interest expense:
           Savings deposits                        1,783      1,622      5,339     4,850
           Borrowed money                            592        458      1,663     1,054
                Total interest expense             2,375      2,080      7,002     5,904

                Net interest income                1,945      1,979      5,807     5,859

        Provision for loan losses                   (121)        93        (17)      362
                Net interest income after
                provision for loan losses          2,066      1,886      5,824     5,497

        Noninterest income:
           Loan fees and service charges              67         38        170       119
           Other income                               24          7         81        34
                Total noninterest income              91         45        251       153

        Noninterest expense:
           Compensation, payroll taxes and
             fringe benefits                         639        562      1,881     1,597
           Occupancy expense                         143        110        454       248
           Data processing                            44         43        141       125
           Federal insurance premiums                 20         21         61        97
           Advertising                                34         50         91       105
           Loss on real estate owned                   -          -         10         -
           Other operating expenses                  205        147        547       477
                Total noninterest expense          1,085        933      3,185     2,649

                Earnings before income taxes       1,072        998      2,890     3,001

                Income taxes                         400        361      1,073     1,134

                Net earnings                        $672       $637     $1,817    $1,867

        Basic earnings per share                   $0.28      $0.26      $0.76     $0.72
        Diluted earnings per share                 $0.28      $0.25      $0.74     $0.71
        Basic average shares outstanding       2,365,097  2,484,329  2,397,272 2,590,949
        Common stock equivalents-stock options    52,375     35,579     49,335    35,517
        Diluted average shares outstanding     2,417,472  2,519,908  2,446,607 2,626,466

        See accompanying Notes to Unaudited Consolidated Financial Statements.


                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                    Consolidated Statements of Stockholders' Equity

                      For The Nine Months Ended June 30, 1998

                                    (Unaudited)

                             (Dollars in Thousands)


                                          Additional             Unearned              Total
                                   Common  paid-in   Retained    employee Treasury stockholders'
                                   Stock   capital    earnings   benefits  stock       equity

Balance at September 30, 1997        $30     $29,804   $24,567   ($2,524)  ($7,210)      $44,667

 Net earnings                           -        -       1,817         -        -         $1,817

 Amortization of RRP                    -        -          -        242       (90)          152

 Allocation of ESOP shares              -        205        -        202        -            407

 Exercise of stock options              -         (5)       -          -        78            73

 Dividends declared                     -        -        (494)        -        -           (494)

 Purchase 128,127 shares of
  treasury stock                        -        -          -          -    (2,766)       (2,766)

Balance at June 30, 1998             $30     $30,004   $25,890   ($2,080)  ($9,988)      $43,856

See accompanying Notes to Unaudited Consolidated Financial Statements.

                                         CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                             Consolidated Statements of Cash Flows
                                                  Nine Months Ended June 30,
                                                         (Unaudited)
                                                     (Dollars in thousands)


                                                         1998     1997

Cash flows from operating activities:
 Net earnings                                          $1,817   $1,867
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                          224       62
   Provision for loan losses                              (17)     362
   Provision for losses on real estate owned                -        3
   Amortization of RRP and allocation of ESOP shares      559      549
   Deferred income taxes                                  (69)     167
   Gain (loss) on sales of real estate owned                1       (4)
   Amortization of deferred loan fees                    (402)    (344)
   Proceeds from sales of loans held for sale           6,337      822
   Origination of loans held for sale                  (5,813)    (816)
   Gain on sale of loans held for sale                    (58)      (6)
   Changes in assets and liabilities:
     Accrued interest receivable                         (162)    (233)
     Other assets                                        (124)     (74)
     Accrued interest payable                               5      (19)
     Accrued expenses and other liabilities              (261)    (836)
     Current income taxes payable                           6      (54)

       Cash provided by operating activities           $2,043   $1,446

Cash flows from investing activities:
   Net increase in loans receivable                    (3,781) (20,267)
   Mortgage-backed securities principal payments            3        3
   Maturity of investment securities
      held to maturity                                  7,047    4,410
   Purchase of investment securities
      held to maturity                                (10,496)  (1,000)
   Purchase of FHLB stock                                (251)    (503)
    Net proceeds from sale of real estate owned           254       27
   Additions and improvements to real estate owned         (8)      (4)
   Purchase of office properties and equipment         (1,268)  (3,591)
   Proceeds from sale of office property                    8        -

       Cash used in investing activities              ($8,492)($20,925)


Cash flows from financing activities:
   Proceeds from issuance of common stock                  73    -
   Net increase (decrease) in NOW passbook and
      money market deposit accounts                     3,584   (1,170)
   Net increase in certificate accounts                 1,205    2,880
   Net decrease in advance payments by
      borrowers for taxes and insurance                  (438)    (349)
   Proceeds from FHLB advances                         15,000   25,000
   Repayment of FHLB advances                         (10,000)  (2,000)
   Dividends paid                                        (504)    (546)
   Purchase of Treasury stock                          (2,766)  (3,563)

        Net cash provided by
           financing activities                         6,154   20,252

        Net increase (decrease) increase in cash         (295)     773

Cash and cash equivalents at beginning of period       10,509    6,283
Cash and cash equivalents at end of period            $10,214   $7,056

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes        $1,141   $1,021
   Cash paid during the period for interest, net
   of capitalized interest                             $6,996   $5,765

Supplemental schedule of noncash investing and financing
activities:
        Conversion of loans to real estate owned         $358        -
        Conversion of real estate owned to loans         $111      $51
        Dividend declared and payable                    $159     $172


See accompanying Notes to Unaudited Consolidated Financial Statements.


                  CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accountingprinciples (GAAP) for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, such information and footnotes have not been duplicated herein; however, the September 30, 1997 balance sheet is derived from audited financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month and nine month period ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

The Company plans to adopt the provisions of SFAS No. 130, "Comprehensive Income," effective October 1, 1998. The only component the Company expects to have is unrealized gain\loss on available for sale securities.

(2)      Earnings Per Share

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

                          CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Cameron
Financial Corporation, the "Company", and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at June 30,
1998 to its fiscal year end September 30, 1997, and the results of operations for the three and nine months ended June 30, 1998 with the three and nine months ended June 30, 1997. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

GENERAL

The Company was organized as a Delaware corporation in December1994, at the direction of the Association's Board of Directors, to acquire all of the capital stock issued by the Association upon its conversion from the mutual to stock form of ownership. The business of the Company consists primarily of the business of the Association.

The Association was originally founded in April 1887 as a Missouri chartered savings and loan association located in Cameron, Missouri. On November 28, 1994, the Association members voted to convert the Association to a Federal charter. The Association conducts its business through its main office in Cameron, Dekalb County, two full service branch offices located in Maryville, Nodaway County, and Mound City, Holt County, and a loan production office located in Liberty, Clay County, Missouri. OTS approval has been received to open a full service branch office in Liberty. The loan production office will be closed upon the opening of the branch office. The Liberty branch office is scheduled to open on August 17, 1998. Deposits are insured by the Federal Deposit Insurance Corporation, FDIC, to the maximum allowable.

The Association's business strategy is to operate as a well-capitalized, profitable and independent community savings institution dedicated to home mortgage lending and, to a lesser extent, consumer finance, funded primarily by retail deposits from the Association's main and branch offices. The Association has sought to implement this strategy by emphasizing residential mortgage lending and construction lending, maintaining asset quality, managing interest rate risk exposure, maintaining an investment portfolio of high grade securities and other investments, maintaining acceptable levels of profitability and capital, and emphasizing customer service.

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

FINANCIAL CONDITION

Total assets increased 3.9%, or $8,280,000, to $220,784,000 at June 30,
1998 from $212,504,000 at September 30, 1997. Loans receivable, net, increased 2.0%, or $3,487,000, to $180,277,000 at June 30, 1998 from
$176,790,000 at September 30, 1997. Cash, investment securities and certificates of deposits in other financial institutions increased 13.0%, or $3,175,000, to $27,556,000 at June 30, 1998 from $24,381,000 at September 30,
1997. Office property and equipment increased $1,015,000 to $7,421,000 at June 30, 1998 from $6,406,000 at September 30, 1997, as a result of payment of final bills on the new home office building in Cameron and the construction of the new branch office in Liberty, Missouri.

Construction costs for the Liberty branch office are estimated at $1.0 million. Completion of the office will occur in August 1998 with funds provided by normal operations. Deposits increased 3.7%, or $4,789,000, to $133,560,000 at June 30, 1998 from $128,771,000 at September 30, 1997.
Advances from the Federal Home Loan Bank increased 14.2%, or $5,000,000, to $40,250,000 at June 30, 1998 from $35,250,000 at September 30, 1997.
Stockholders' equity decreased 1.8%, or $811,000 to $43,856,000 at June 30, 1998 from $44,667,000 at September 30, 1997. On April 16, 1998 the Company announced its intention to repurchase up to 5% of its outstanding shares, totaling approximately 128,000 shares, in the open market over the next 12 months. A total of 128,127 shares were repurchased in May 1998. The total cost of the shares was $2,778,000.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                             June 30,     September 30,
                                 1998         1997
One- to four family          $127,121,000 $123,856,000
Multifamily                     3,084,000    4,226,000
Commercial real estate          3,091,000    3,403,000
Land                            7,026,000    6,000,000
Development                     4,079,000    2,257,000
Construction (1)               47,696,000   51,447,000
Consumer loans                  9,102,000    8,709,000
  Total Loans Receivable      201,199,000  199,898,000
Less:
Deferred loan fees, net           732,000      805,000
Loans in process               18,606,000   20,679,000
Allowance for loan losses       1,584,000    1,624,000
  Net Loans Receivable       $180,277,000 $176,790,000

(1) Speculative construction  $33,655,000  $40,200,000
Contract and permanent
  construction                $14,041,000  $11,200,000
Total                         $47,696,000  $51,400,000


During the nine months ended June 30, 1998, development loans increased by $1,765,000 to $4,079,000, and permanent 1-4 family loans increased $3,265,000 to $127,121,000. Construction loans decreased $3,751,000 to
$47,696,000. During that time period, speculative construction loans decreased $6,646,000 while contract and construction-permanent loans increased $2,895,000.

Deposits were $133,560,000 at June 30, 1998, an increase of $4,789,000, or 3.7% from $128,771,000 at September 30, 1997. The majority of the growth is attributed to the opening of the new home office in June 1997. Competition from other financial and non-financial entities will continue to impact savings growth. The Association offers competitive interest rates on its deposit products.

In the quarter ended June 30, 1998, the Association borrowed an additional $7,000,000 from the Federal Home Loan Bank and repaid a maturing advance of $5,000,000. For the nine months ended June 30, 1998, the Association has repaid $10,000,000 in maturing advances and borrowed a total of $15,000,000 in new funds.

At June 30, 1998 FHLB advances and certificates of deposit were 23.2% and 62.0% of interest-bearing liabilities respectively. At September 30, 1997, they were 21.5% and 64.9% respectively.

RESULTS OF OPERATIONS

Net Earnings: Basic earnings per share increased $0.02, to $0.28 for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. Diluted earnings per share increased $0.3, to $0.28 for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. Net earnings increased $35,000, or 5.5%, to $672,000 for the quarter ended June 30, 1998, compared with $637,000 for the quarter ended June 30, 1997. Net earnings decreased $50,000, or 2.7%, to $1,817,000, or $0.76 per basic share, for the nine months ended June 30, 1998, compared with $1,867,000, or $0.72 per basic share for the nine months ended June 30, 1997. Diluted earnings per share increased $0.03 to $0.74 for the nine months ended June 30, 1998, compared to the same period in 1997. For the quarterly period, the increases in interest income and non-interest income and a decrease in the provision for loan losses offset increases in interest expense, non-interest expenses and the provision for income taxes. For the nine-month period, increases in interest expense and non-interest expense offset increases in interest income and non-interest income and decreases in the provision for loan losses and provision for income taxes.

Net Interest Income: Net interest income decreased $34,000, or 1.7%, to $1,945,000 for the quarter ended June 30, 1998, compared with $1,979,000 for the quarter ended June 30, 1997. Net interest income decreased $52,000 or 0.9% to $5,807,000 for the nine months ended June 30, 1998, compared with $5,859,000 for the nine months ended June 30, 1997. The net interest margin decreased to 3.74% for the nine months ended June 30, 1998 compared to 4.14% for the nine months ended June 30, 1997. Interest earning assets averaged 122.30% of interest bearing liabilities for the nine months ended
June 30, 1998 compared with 127.82% for the same period in 1997. The average spread between interest earning assets and interest bearing liabilities decreased to 2.63% for the nine months ended June 30, 1998, compared with 2.70% for the same period in 1997.

Interest Income: Interest income increased by $261,000, or 6.4%, for the quarter ended June 30, 1998, to $4,320,000 from $4,059,000 for the quarter ended June 30, 1997. Interest income increased by $1,046,000, or 8.9%, for the nine months ended June 30, 1998, to $12,809,000 from $11,763,000 for the nine months ended June 30, 1997. The increases were primarily due to increased balances of interest earning assets.

Interest Expense: Interest expense increased $295,000, or 14.2%, to $2,375,000 for the quarter ended June 30, 1998, compared to $2,080,000 for the same period in 1997. For the nine-month period ended June 30, 1998, interest expense increased $1,098,000, or 18.6% to $7,002,000 from $5,904,000 for the prior period. The increases were primarily a result of increases in savings deposits and increases in FHLB advances and increases in rates.

Provision for Loan Losses: The provision for loan losses was a negative $121,000 for the quarter ended June 30, 1998, compared to a positive
$93,000 for the same period in 1997. The provision for loan losses was a negative $17,000 for the nine month period ended June 30, 1998, compared to a positive $362,000 for the same period in 1997. The decreases were due to the change in the mix or composition of the portfolio. The allowance for loan losses is reviewed and adjusted monthly by management based on the size and composition or mix of the gross loan portfolio. Various percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition or mix of the portfolio. Speculative construction loans, which carry the highest risk factor, decreased $6.6 million, or 16.5%, to $33.7 million at June 30, 1998 from $40.3 million at September 30, 1997. The Board of Directors of the Association reviews the inventory of unsold speculatively constructed homes in the Association's market area from information provided monthly by the Multiple Listing Service. As this inventory began to increase, speculative lending was reduced, resulting in a lower speculative construction portfolio. However, due to the slowdown in new home sales, the inventory of unsold product over one year has increased. As of June 30, 1998, the allowance for loan losses was $1,584,000, or 0.88% of net loans receivable and 67.92% of total nonperforming loans. Charge-offs were $23,000 and $12,000 for the nine-month periods ended June 30, 1998 and 1997, respectively.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                         Nine Months Ended June 30
                             1997        1996
Balance at beginning
  of period               $1,624,000   $1,353,000
Provision                    (17,000)     362,000
Charge-offs                  (23,000)     (12,000)
Recoveries                        -            -
Balance at end of period  $1,584,000   $1,703,000


Non-interest Income: Non-interest income increased to $91,000 for the quarter ended June 30, 1998 from $45,000 for the same period in 1997. Loan fees and deposit service charges increased $29,000 to $67,000 for the three months ended June 30, 1998 compared to the same period in 1997. Other income increased $17,000 to $24,000 in the quarter ended June 30, 1998 compared to the same period in 1997. Non-interest income increased to $251,000 for the nine months ended June 30, 1998 from $153,000 for the nine months ended June 30, 1997. Loan fees and deposit service charges increased $51,000 to $170,000 for the nine months ended June 30, 1998 compared to the same period in 1997. Other income increased $47,000 to $81,000 during the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997. Loan fees and deposit service charges increased in both periods primarily due to the increased number of loans, increased deposit accounts with monthly charges and income from ATM and debit card transactions. Other income increased in both periods primarily due to increased profit on the sale of loans as a result of more loan sales.

Non-interest Expense: Non-interest expense increased $152,000 to $1,085,000 for the quarter ended June 30, 1998 from $933,000 for the same period in 1997. Personnel expenses increased $77,000 for the quarter ended June 30, 1998 compared to the same period in 1997. Cash compensation increased $55,000 for the current quarter. Payroll taxes and other benefits increased $24,000 for the current quarter. The Association had 66 full-time equivalent employees at June 30, 1998 compared to 52 at June 30, 1997. Most of the staffing increase was due to the opening of the new home office in Cameron. ESOP expenses increased $22,000 in the quarter ended June 30, 1998 compared to the prior period due to higher average prices of the Company's common stock in the current quarter.

Occupancy expense increased $33,000 to $143,000 for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The increase was due to increased real estate taxes and depreciation on the new home office building opened in June 1997 and increased expenses for office equipment, computer upgrades and increased depreciation expense.

Federal insurance premiums decreased $1,000 for the quarter ended June 30, 1998 compared to the prior period. Advertising expenses decreased $16,000 to $34,000 for the quarter ended June 30, 1998 compared to the same period in 1997 due to increased advertising for the new deposit products introduced during the prior period and promotional items for the opening of the new home office in June 1997. Other operating expenses increased $58,000 to $205,000 for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. In the current quarter, training expenses increased $10,000, postage increased $9,000, accounting expenses increased $8,000, data processing related expenses increased $8,000, telephone expenses increased $5,000 and insurance and deposit account supplies increased $4,000 each.

Non-interest expense increased $536,000 for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997. Personnel expenses increased $284,000 for the current period. Cash compensation increased $187,000 due primarily to more employees. Payroll taxes and other benefits increased $57,000 due to more employees. ESOP expense increased in the current period by $68,000 due to higher average prices of the Company's common stock in the current period. Occupancy expenses increased $206,000 to $454,000 for the nine month period ended June 30, 1998 compared to the same period in 1997, due to increased real estate taxes and depreciation on the new home office building and increased expenses for office equipment, computer upgrades and increased depreciation expense. Federal insurance premiums decreased $36,000 to $61,000 for the nine months ended June 30, 1998 compared to the same period in 1997. The decrease was due to reduced SAIF premiums effective January 1, 1997, as a result of the one-time assessment to recapitalize SAIF in September 1996. Advertising expenses decreased $14,000 to $91,000 for the nine months ended June 30, 1998 compared to the same period in 1997. Other operating expenses increased $70,000 to $547,000 for the nine months ended June 30, 1998 compared to the prior year. Telephone expenses increased $17,000; accounting, training and deposit account supply expenses increased $9,000 each; loan expenses and charitable contributions increased $8,000 each.



Income Taxes: Income tax expense increased $39,000 to $400,000 for the quarter ended June 30, 1998, compared to $361,000 for the same period in 1997. The effective tax rate was 37.3% and 36.2% for the quarters ended June 30, 1998 and 1997, respectively. Income tax expense decreased $61,000 to $1,073,000 for the nine months ended June 30, 1998, compared to $1,134,000 for the nine months ended June 30, 1997. The effective tax rate was 37.1% and 37.8% for the nine months periods ended June 30, 1998 and 1997, respectively.

Asset and Liability Management - Interest Rate Sensitivity

There has not been a material change in the Association's interest rate sensitivity position or market risk position in the quarter or nine months ended June 30, 1998 compared to the year ended September 30, 1997.

At June 30, 1998, the Company had a cumulative positive one-year gap of $5.8 million, or 2.63%, compared to a negative $4.0 million, or 1.9%, at September 30, 1997. The change is primarily due to high levels of loan repayments with the proceeds currently invested in short term assets.

The Year 2000 Issue

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processor and purchased software run on in-house networks. The Association had determined that the existing data processing system in use did not have the capabilities to support products the Association wanted to offer, such as PC banking and internet services. As a result, the Association submitted requests for proposals to numerous data processors. The responses have been reviewed and the Association is currently evaluating the proposals.
A conversion to a different data processing system is expected in 1999.

In 1997, the Company initiated a review and assessment of all hardware and software to confirm it will function properly in the year 2000. The majority of the vendors that have been contacted have indicated that their hardware and\or software either is or will be Year 2000 compliant by December 31, 1998.

This will allow time for the testing for compliance. The Year 2000 Policy, work plan and testing plan have been approved by the Board of Directors. Testing of in-house software and hardware has commenced. Although it is difficult to estimate the final costs involved, they are not expected to exceed $200,000.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest is not probable; however, in no event is interest accrued on loans for which interest is more than 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                               June 30,    September 30,
                                                   1998        1997
                                                (Dollars in Thousands)

Non-Accruing Loans:
     One- to four-family                           $645        $262
     Multi-family                                    --          --
     Commercial                                      70          --
     Land                                            --          --
     Construction                                   143        110
     Consumer                                        --          --
       Total non-accuring loans                     858         372

Accruing loans delinquent 90 days or more(1)
     One- to four-family                            524         708
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                   919          --
     Consumer                                        31          88
       Total accruing loans delinquent
         90 days or more                          1,474         796
       Total non-performing loans                 2,332       1,168

Foreclosed Assets:
     One- to four-family                             --          --
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                    --          --
     Consumer                                        16          12
       Total foreclosed assets                       16          12

Total non-performing assets                      $2,348      $1,180

Total classified assets                         $13,490     $10,754

Total non-performing loans as a
  percentage of loans receivable                   1.16%       0.58%
Total non-performing assets as a
  percentage of total assets                       1.06%       0.56%



Non-performing loans increased $1,164,000, or 99.7% to $2,332,000 at June 30, 1998 from $1,168,000 at September 30, 1997. The majority of the increase was due to seven delinquent constructions loans with a balance of $919,000 at June 30, 1998. In July 1998, four of those loans were paid off and two more were current as to interest. Classified assets increased 25.44% to $13,490,000 at June 30, 1998 from $10,754,000 at September 30,
1997, primarily because of the increase in speculative construction loans that were not paid off in their initial one year term. At June 30, 1998 $7.6 million were in that category compared to $5.9 million at September 30, 1997. Sixteen speculative construction loans, including the seven above, were delinquent more than thirty days interest at June 30, 1998.
In July 1998, seven of the sixteen were paid off and six more were current as to interest.

CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of June 30, 1998:

                      Actual               Required             Excess
                   Amount/Percent       Amount/Percent      Amount/Percent
                                     (Dollars in Thousands)

Tangible           $35,345  16.45%       $3,222   1.50%     $32,123  14.95%
Core Leverage
  Capital           35,345  16.45%        8,593   4.00%      26,752  12.45%
Risk-Based
  Capital           36,925  25.41%       11,623   8.00%      25,302  17.41%



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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits, less withdrawable deposits maturing in more than one year, and borrowings payable on demand or in one year or less.
The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at June 30, 1998 and September 30, 1997 were 18.30% and 8.97% respectively.

In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. The Association borrowed $7.0 million and repaid $5.0 million in the quarter ended June 30, 1998. The new advances have final maturities of ten years with quarterly call provisions after either one, three or five years. Interest rates are fixed at rates between 5.13% and 5.63%. Certificates of deposits were 80.7% of total savings and 62.0% of total interest-bearing liabilities at June 30, 1998 compared to 82.7% and 64.9% respectively at September 30, 1997.

Office property and equipment has increased $1,015,000 in the nine months ended June 30, 1998. During that period, the Association paid the final bills for the construction of its new home office building in Cameron and also substantially completed construction of the new branch office building in Liberty. The Association is scheduled to open the new branch on August 17, 1998.

As of May 27, 1998, the Company had purchased the 128,127 shares to be repurchased in the 5% stock buyback announced in April, 1998. The cost of the shares was $2.78 million.

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

                               CAMERON FINANCIAL CORPORATION
                               Registrant


Date:  August 13, 1998         /s/ David G. Just
                               David G. Just, President and Chief
                               Executive Officer (Duly Authorized
                                              Officer)

Date:  August 13, 1998         /s/ Ronald W. Hill
                               Ronald W. Hill, Vice-President &
                               Treasurer (Principal Financial &
                               Accounting Officer)