Form 10-K
period 1998-09-30
CAMERON FINANCIAL CORP /DE/
filed 1998-12-29
CIK 934884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM  ____________________________________ TO
     ______________________________________

          COMMISSION FILE NUMBER 0-25516

                         CAMERON FINANCIAL CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                                43-1702410
-----------------------------------------------------             --------------
   (State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
          or organization)

     1304 North Walnut, Cameron, Missouri                             64429
-----------------------------------------------------             --------------
       (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (816) 632-2154
                                                     --------------

        Securities Registered Pursuant to Section 12(b) of the Act: None
                                                                    ----
          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO
                                        ---     ---.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 11, 1998, was $33,405,168. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of December 11, 1998, there were issued and outstanding 2,215,732 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1998.

     Part III of Form 10-K - Portions of the Proxy Statement for 1999 Annual Meeting of Stockholders.

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

     Cameron Savings, which was originally chartered in 1887 as a Missouri-chartered mutual savings and loan association, is headquartered in Cameron, Missouri. The Association amended its mutual charter to become a federal mutual savings and loan association in 1994. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). Cameron Savings serves the financial needs of its customers throughout northwest Missouri through its main office located at 1304 North Walnut, Cameron, Missouri, and three branch offices located in Liberty, Maryville and Mound City, Missouri. The Association occupied the new main office during June 1997 and the new branch office in Liberty in August 1998. At September 30, 1998, the Company had total assets of $221.5 million, deposits of $136.6 million, and shareholders' equity of $43.5 million.

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

MARKET AREA

     The Association's primary market consists of the Northwestern part of Missouri. The Association primarily serves Clinton, Caldwell, DeKalb and Daviess Counties, Missouri through its main office located in Cameron, Missouri. The Association serves Nodaway County through its branch office in Maryville, Missouri and Holt County through its branch office in Mound City,

Missouri, and Clay and Platte Counties through its branch office in Liberty, Missouri. Nearly all of the Association's construction lending is originated by the Liberty branch office and is secured by properties located in the northern suburbs of Kansas City.

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

LENDING ACTIVITIES

     General. Historically, the Association originated primarily fixed-rate long-term residential mortgage loans. Since the early 1980s, however, the Association has emphasized, subject to market conditions, the origination for portfolio of adjustable rate mortgage ("ARM") loans and the origination and sale of fixed-rate loans with terms to maturity of up to 30 years. Management's strategy has been to attempt to increase the percentage of assets in its portfolio with more frequent repricing terms or shorter maturities. As part of its efforts, the Association has developed a variety of ARM loan products. In response to customer demand, however, the Association continues to originate fixed-rate mortgage loans with terms of 30 years, some of which it sells into the secondary market.

     The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. In addition, in order to serve the financial needs of the families and the communities in the Association's primary market area, Cameron Savings also originates, to a lesser extent, land, commercial real estate, multi-family and consumer loans. See "- Originations, Purchases and Sales of Loans." At September 30, 1998, the Association's net loan portfolio totaled $184.6 million.

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


     The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association can have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At September 30, 1998, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $5.5 million. At September 30, 1998, the Association had no loans with an aggregate outstanding balance in excess of this amount. The Association has 21 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $3.9 million to a realtor/property manager for rental properties, and was secured by real estate primarily in Clay and Platte Counties, Missouri and the personal guarantee of the borrower. At September 30, 1998, these loans were performing in accordance with their terms. See "Regulation - Federal Regulation of Savings Associations."

     Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated. Substantially all of the loans in process reflected in the table represent undisbursed residential construction funding.

                                                     At September 30,
                                ----------------------------------------------------------
                                       1998                1997               1996
                                ----------------------------------------------------------
                                 Amount   Percent    Amount   Percent    Amount   Percent
                                --------  --------  --------  --------  --------  --------
                                                  (Dollars in Thousands)
Real Estate Loans:
------------------
 One- to four-family/(1)/       $134,416    65.08%  $123,856    61.96%  $109,292    62.06%
 Multi-family                      2,943     1.42      4,226     2.11      2,908     1.65
 Commercial                        3,243     1.57      3,403     1.70      4,322     2.45
 Land                             11,059     5.35      8,257     4.13      9,605     5.46
 Construction/(2)/                45,654    22.11     51,447    25.74     41,646    23.65
                                --------   ------   --------   ------   --------   ------
     Total real estate loans     197,315    95.53    191,189    95.64    167,773    95.27
                                --------            --------            --------

Other Loans:
------------
 Consumer Loans:
  Deposit account                    621     0.30        398     0.20        533     0.30
  Automobile                       3,094     1.50      3,302     1.65      3,359     1.91
  Home equity                      2,937     1.42      1,904     0.95      2,718     1.54
  Home improvement                 1,181     0.57      1,014     0.51        873     0.50
  Other                            1,408     0.68      2,091     1.05        847     0.48
                                --------   ------   --------   ------   --------   ------
     Total consumer loans          9,241     4.47      8,709     4.36      8,330     4.73
                                --------   ------   --------   ------   --------   ------
     Total loans                 206,556   100.00%   199,898   100.00%   176,103   100.00%
                                           ======              ======              ======

Less:
-----
 Loans in process                 19,730              20,679              19,502
 Deferred loan fees, net             700                 805                 804
 Allowance for loan losses         1,521               1,624               1,353
                                --------            --------            --------
 Loans receivable, net          $184,605            $176,790            $154,444
                                ========            ========            ========

___________________
/(1)/ Includes $526,000 and $466,000 of loans held for sale at September 30,
      1998 and 1997, respectively.
/(2)/ Includes $9.9 million, $6.6 million and $8.3 million of construction-permanent loans on one-to four-family properties at September 30, 1998, 1997 and 1996, respectively, $0.8 million, $0.3 million and $1.4 million of construction-permanent loans on multi-family properties at September 30, 1998, 1997 and 1996, respectively, and $70,000 of construction-permanent loans on commercial property at September 30, 1996.

     The following table sets forth the composition of the Association's loan portfolio by fixed- and adjustable-rate at the dates indicated.


                                                         At September 30,
                                    ----------------------------------------------------------
                                           1998               1997                1996
                                    ----------------------------------------------------------
                                     Amount   Percent    Amount   Percent    Amount   Percent
                                    --------  --------  --------  --------  --------  --------
                                                      (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
 Real estate:
  One- to four-family/(1)/          $ 27,039    13.09%  $ 22,214    11.11%  $ 24,312    13.81%
  Multi-family                           152     0.07        942     0.47        986     0.56
  Commercial                             349     0.17        571     0.29        604     0.34
  Land                                 5,284     2.56      5,180     2.59      6,298     3.58
  Construction                        41,821    20.25     50,106    25.07     35,475    20.14
                                    --------   ------   --------   ------   --------   ------
     Total real estate loans          74,645    36.14     79,013    25.07     67,675    38.43
 Consumer                              5,224     2.53      5,768     2.88      6,033     3.43
                                    --------   ------   --------   ------   --------   ------
     Total fixed-rate loans           79,869    38.67     84,781    42.41     73,708    41.86
                                    --------            --------   ------   --------   ------

Adjustable-Rate Loans:
----------------------
 Real estate:
  One- to four-family                107,377    51.98    101,642    50.85     84,980    48.26
  Multi-family                         2,791     1.35      3,284     1.64      1,922     1.09
  Commercial                           2,894     1.40      2,832     1.42      3,718     2.11
  Land                                 5,775     2.80      3,077     1.54      3,307     1.88
  Construction                         3,833     1.86      1,341     0.67      6,171     3.50
                                    --------   ------   --------   ------   --------   ------
     Total real estate loans         122,670    59.39    112,176    56.12    100,098    56.84
Consumer                               4,017     1.94      2,941     1.47      2,297     1.30
                                    --------   ------   --------   ------   --------   ------
     Total adjustable-rate loans     126,687    61.33    115,117    57.59    102,395    58.14
                                    --------   ------   --------   ------   --------   ------
     Total loans                     206,556   100.00%   199,898   100.00%   176,103   100.00%
                                               ======              ======              ======

Less:
-----
 Loans in process                     19,730              20,679              19,502
 Deferred loan fees, net                 700                 805                 804
 Allowance for loan losses             1,521               1,624               1,353
                                    --------            --------            --------
    Loans receivable, net           $184,605            $176,790            $154,444
                                    ========            ========            ========

__________________
/(1)/ Includes ARM loans aggregating $2.8 million, $6.9 million and $7.9 million at September 30, 1998, 1997 and 1996, respectively, which have their next interest rate adjustment date five years or more from the dates indicated.

      The following table sets forth the contractual maturity and weighted average rates of the Association's loan portfolio at September 30, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the year during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                Real Estate
                             ----------------------------------------------------------------------------------
                                                   Multi-family and
                              One- to Four-Family      Commercial             Land             Construction
                              ------------------  ---------------------  ------------------  ------------------
                                       Weighted             Weighted              Weighted            Weighted
                                        Average              Average               Average             Average
                              Amount     Rate     Amount      Rate       Amount     Rate     Amount     Rate
                              -------  ---------  -------  ------------  -------  ---------  -------  ---------
                                                         (Dollars in Thousands)
Due During
Years Ending
September 30,
-------------
1999/(1)/                    $    618      8.52%  $   43          9.12%  $   158      8.32%  $30,799      9.20%
2000                              170      8.67       31          8.34        81      8.21     4,018      9.11
2001                              548      8.39       19          9.64       924      9.20       138      9.49
2002 and 2003                   2,356      8.26      167          9.27     3,132      9.63        --        --
2004 to 2008                   12,609      8.20    1,240          8.66     2,079      9.62        --        --
2009 to 2023                   83,429      8.04    4,686          8.73     4,654      8.80     4,545      7.92
2024 and following             34,686      7.69       --            --        31      8.07     6,154      7.68
                             --------      ----   ------          ----   -------      ----   -------      ----
Total                        $134,416      7.97%  $6,186          8.73%  $11,059      9.21%  $45,654      8.86%
                             ========             ======                 =======             =======


                                    Consumer             Total
                              --------------------  ------------------
                                       Weighted               Weighted
                                        Average                Average
                              Amount     Rate        Amount     Rate
                              ------ -------------   ------   ---------
                                            (Dollars in Thousands)
Due During
Years Ending
September 30,
-------------
1999/(1)/                     $1,209         9.37%  $ 32,827      9.19%
2000                             575        11.16      4,875      9.32
2001                           1,890         9.92      3,519      9.47
2002 and 2003                  2,106        10.59      7,761      9.47
2004 to 2008                   3,386        10.00     19,314      8.70
2009 to 2023                      75         9.60     97,389      8.11
2024 and following                --           --     40,871      7.69
                              ------        -----   --------      ----
Total                         $9,241        10.10%  $206,556      8.35%
                              ======                ========

     The total amount of loans due after September 30, 1999 which have fixed interest rates is $47.0 million, while the total amount of loans due after such date which have adjustable interest rates is $126.7 million.

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

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

     A primary focus of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied, one- to four-family residences. At September 30, 1998, $134.4 million, or 65.1%, of the Association's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Cameron Savings are secured by properties located in the Association's market area.

     Historically, Cameron Savings originated for retention in its portfolio, fixed-rate loans secured by one- to four-family residential real estate. In the early 1980s, in order to reduce its exposure to changes in interest rates, Cameron Savings began to emphasize the origination of ARM loans, subject to market conditions and consumer preference. The Association originates ARM loans for its portfolio. However, as a result of continued consumer demand for long-term fixed-rate loans, particularly during recent periods of relatively low interest rates, Cameron Savings has continued to originate fixed-rate loans with terms to maturity of 15 to 30 years. During recent years, the Association's general policy has been to sell into the secondary market, with servicing released, most fixed-rate loans with terms to maturity of 30 years. Fixed-rate loans with terms to maturity of less than 30 years may either be retained in portfolio or sold in the secondary market depending on the interest rate charged and the Association's asset/liability management objectives.

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

     The Association's loans are underwritten and documented pursuant to the guidelines of Freddie Mac. Most of the Association's fixed-rate residential loans have contractual terms to maturity of ten to 30 years. The Association's decision to hold or sell these loans is based on its asset/liability management policies and goals and the market conditions for mortgages at any period in time. Currently, the Association originates and sells substantially all of its fixed-rate 30-year loans which have the interest rates below a pre-determined level into the secondary markets, servicing released. See "Business - Originations, Purchases and Sales of Loans." The interest rates on loans sold are determined pursuant to commitments to purchase from secondary market sources.

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

     Cameron Savings presently offers several ARM products which adjust annually after an initial period ranging from one to seven years subject to a limitation on the annual increase of 0.5%, 1.0% or 2.0% and an overall life of loan limitation of 5.0% or 6.0%. These ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% or 3.0%. Borrowers are generally qualified using the fully indexed rate. ARM products held in the Association's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At September 30, 1998, the Association had $107.4 million of one- to four-family ARM loans, or 52.0% of total loans.

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

CONSTRUCTION AND LAND LENDING

     Historically, the Association has invested a significant proportion of its loan portfolio in construction and land loans. Prompted by increased residential development (predominately subdivisions) in the northern suburbs of Kansas City, on July 1, 1987, the Association opened a loan production office in Liberty, Missouri, a suburb community located northeast of Kansas City. Cameron Financial has recently completed the construction of a building in Liberty which has been leased to the Association and operated as a full service branch. The Liberty loan production office has been closed. Vice President Stephen E. Hayward is the Liberty Branch Manager. Substantially all of the Association's construction and land loans are secured by residential properties located in the northern suburbs of Kansas City and are originated, monitored, and serviced by the Liberty office. Earl T. Frazier, who joined the Association in 1981, manages the Liberty loan department in close consultation with the senior management and Board of Directors. Prior to joining the Association, Mr. Frazier was a real estate agent and, prior thereto, a residential home builder. See "Executive Officers of the Company and the Association who are not Directors."

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

     The table below presents information on the Association's construction and land loans at September 30, 1998:


                                        Outstanding     Percent of
                                     Loan Balance/(1)/     Total
                                     -----------------  -----------

                                         (Dollars in Thousands)
Speculative.........................     $30,304             53.44%
Contract............................       4,652              8.20
Construction/permanent..............      10,698             18.86
                                         -------            ------
   Total construction...............      45,654             80.50
                                         -------            ------
Conventional land...................       7,805             13.76
Land A&D............................       3,254              5.74
                                         -------            ------
   Total land.......................      11,059             19.50
                                         -------            ------
      Total construction and land...     $56,713            100.00%
                                         =======            ======

_______________
/(1)/  Includes loans in process.

     At September 30, 1998, the Association's $45.7 million of construction loans and $11.1 million of land loans represented 22.1% and 5.4%, respectively, of total loans receivable. At the same time, the Association's $30.3 million of speculative construction loans and $3.3 million of land A&D loans represented 14.7% and 1.6%, respectively, of total loans receivable. At September 30, 1997, the Association's speculative construction loans of $40.2 million represented 20.1% of total loans receivable. The reduction of $9.9 million, or 24.6%, in speculative construction loans during the 1998 fiscal year reduced the risk profile of the Association's loan portfolio. This reduction of risk in the overall loan portfolio allowed the Association to credit earnings with a $76,000 reduction in the provision for loan losses during the 1998 fiscal year.

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

     The Association seeks to make construction loans to those builders with which it has a long-standing history of satisfactory performance. New builders typically borrow from the Association in limited amounts and may borrow additional amounts based on proven experience with the

Association. At September 30, 1998, the Association had 11 borrowers for which speculative construction and land A&D loans outstanding totaled more than $1 million. Each of the foregoing builders with speculative construction and land A&D loans totaling more than $1.0 million have been customers of the Association for more than three years.

     While substantially all of the Association's construction and land A&D loans are secured by properties located in the northern suburbs of Kansas City, the Association also seeks to diversify its construction and land A&D lending risks among several development projects. At September 30, 1998, the Association had speculative construction and land A&D loans secured by properties in 54 developments of which 8 represented an exposure to a single development of more than $1.0 million.

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

     Commercial and Multi-family Construction Loans. Occasionally, the Association originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans. At September 30, 1998, the Association had one such loan outstanding totalling $0.8 million.

     Land and Development Loans. At September 30, 1998, the Association had total land loans of $11.1 million. In making land loans, the Association follows similar underwriting policies as for construction loans and, to the extent applicable (i.e., if the loan is to develop land for future building rather than simply to acquire raw land), similar disbursement procedures. The Association originates land loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years (not to exceed 20 years) as opposed to the term of up to 12 months that is typical of construction loans. Land A&D loans are interest-only loans, payable semi-annually, with provisions for principal reductions as lots are sold.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING

     Cameron Savings also originates loans secured by multi-family and commercial real estate. At September 30, 1998, $2.9 million, or 1.4%, of the Association's loan portfolio consisted of multi-family loans and $3.2 million, or 1.5%, of the Association's loan portfolio consisted of commercial real estate loans.

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

     At September 30, 1998, the Association's largest multi-family or commercial real estate loan was $600,000, secured by a convenience store complex located in Clinton County, Missouri.

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

CONSUMER LENDING

     The Association originates a variety of consumer loans, including home equity loans, automobile loans, education loans, home improvement loans, loans secured by deposit accounts, and other types of secured and unsecured loans. At September 30, 1998, the Association had $9.2 million, or 4.5% of its loans receivable, in outstanding consumer loans. The Association has recently focused on the expansion of its consumer lending portfolio as a result of the variety of products that can be offered, the higher yields that can be obtained and the stronger consumer demand for such products. In addition, management believes that offering consumer loan products helps to expand the Association's customer base and creates stronger ties to its existing customer base. Consumer loan balances typically range from $1,000 to $50,000 and are generally repaid over periods ranging from one to ten years. Unsecured consumer loans generally do not exceed $10,000 and typically are repayable in monthly installment payments within five years. The Association's consumer loans are primarily secured by second mortgages on residential real estate, automobiles, recreational vehicles or boats. The Association's focus in consumer lending has been the origination of home equity and improvement loans and auto loans. At September 30, 1998 the Association had $4.1 million or 44.6% of its consumer loan portfolio in home equity and home improvement loans and $3.1 million in auto loans, or 33.5% of the consumer loan portfolio. Approximately 4.2% of the consumer loans were unsecured at September 30, 1998.

     Consumer loans generally have shorter terms and higher interest rates than first lien mortgage loans because they generally involve more credit risk than mortgage loans as a result of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Despite the risks inherent in consumer lending, the Association's consumer loans delinquent greater than 90 days as a percentage of total consumer loans was 0.11% at September 30, 1998.

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

     The Association generally receives loan origination and/or commitment fees when originating loans. Fees are generally up to 1-1/2% of the principal amount of residential mortgage loans. In accordance with SFAS No. 91, the Association defers loan origination and commitment fees and certain direct loan origination costs, with the net amount amortized as an adjustment of the loan's yield. The Association amortizes these amounts, using the level-yield method, over the contractual life of these loans. Net deferred amounts are recorded in income when the underlying loans are sold or paid in full. See Note 2 of Notes to Consolidated Financial Statements.

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

     While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 1998, the Association originated $110.6 million of loans, compared to $100.6 million and $99.6 million in fiscal 1997 and 1996, respectively. During recent years, the Association's construction loan originations have been strong, totaling $55.4 million, $63.5 million, and $57.0 million, or 50.1%, 63.1%, and 57.2%, of total loan originations in fiscal 1998, 1997 and 1996, respectively.

     Cameron Savings generally sells its 30-year fixed-rate one- to four-family residential mortgage loans, without recourse, to secondary market purchasers. Sales of whole loans generally are beneficial to the Association since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. When loans are sold, the Association typically does not retain the responsibility for servicing the loans. At origination, all of the Association's mortgage loans are immediately classified as either held for investment or held for sale. During fiscal 1998, conventional mortgage loans originated and sold into the secondary market totaled $7.9 million.

     While the Association has purchased whole loans or loan participations from time to time, such purchases have been infrequent. In 1998, the Association purchased two loans totaling $66,000 from individuals. Any such purchases are made consistent with the Association's underwriting standards. Most of the Association's purchased loans are secured by property located in Missouri.

     In addition, the Association may purchase mortgage-backed securities to complement its mortgage lending activities. However, during fiscal 1998, 1997 and 1996 the Association did not purchase any mortgage-backed securities.

     Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. At September 30, 1998, there were outstanding first mortgage loan commitments totaling $7.2 million. At that date, the Association also had $45.7 million of construction loans of which approximately $19.7 million had not yet been disbursed.

     The following table shows the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.


                                                         Year Ended September 30,
                                                       -----------------------------
                                                         1998      1997       1996
                                                       --------  ---------  --------
                                                          (Dollars In Thousands)
Originations by type:
---------------------
 Adjustable rate:
  Real estate - one- to four-family.................   $ 24,148  $ 24,074   $21,063
    multi-family....................................         38       660     1,679
    commercial......................................      1,593        40     1,085
     land...........................................      2,421     1,088     2,079
     construction...................................     10,683     9,565     9,901
  Non-real estate - consumer                              2,690     1,612     1,278
                                                       --------  --------   -------
         Total adjustable-rate......................     41,573    37,039    37,085
                                                       --------  --------   -------
 Fixed rate:
  Real estate - one- to four-family.................     17,583     4,226     4,262
                - commercial........................        121        48       100
                - land..............................      3,886     1,407     5,348
                - construction......................     44,681    53,980    47,089
  Non-real estate - consumer........................      2,654     3,905     5,735
                                                       --------  --------   -------
         Total fixed-rate...........................     68,925    63,566    62,534
                                                       --------  --------   -------
         Total loan originations....................    110,498   100,605    99,619
                                                       --------  --------   -------

Purchases:
----------
  Real estate - one- to four-family.................         52        --       882
              - land................................         14        --        --
                                                       --------  --------   -------
         Total loan purchases.......................         66        --       882
  Mortgage-backed securities........................         --        --        --
                                                       --------  --------   -------
         Total purchases............................         66        --       882
                                                       --------  --------   -------

Sales and Repayments:
---------------------
  Real estate - one- to four-family.................      7,916     2,731     1,531
                                                       --------  --------   -------
         Total loan sales...........................      7,916     2,731     1,531
  Principal repayments..............................     95,989    74,079    67,496
                                                       --------  --------   -------
         Total sales and repayments.................    103,905    76,810    69,027
Decrease (Increase) in other items:
  Loans in process..................................        949    (1,177)   (6,249)
  Deferred fees and discounts.......................        105        (1)     (162)
  Allowance for loan losses.........................        102      (271)     (359)
                                                       --------  --------   -------

         Net increase...............................   $  7,815  $ 22,346   $24,704
                                                       ========  ========   =======


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

     The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type at September 30, 1998.


                                                Loans Delinquent For
                             ----------------------------------------------------------
                                 60-89 Days          90 Days and Over                Total Delinquent Loans
                             -------------------------------------------------------------------------------------
                                              Percent                       Percent                       Percent
                                              of Loan                       of Loan                       of Loan
                             Number  Amount  Category   Number  Amount     Category      Number  Amount  Category
                             ------  ------  ---------  ------  ------  ---------------  ------  ------  ---------
 m                                                         (Dollars in Thousands)
Real Estate:
  One- to four-family            32  $1,370      1.02%      36  $ 1591            1.18%      68  $2,961      2.20%
  Commercial-multifamily         --      --        --        2      41            1.26        2      41      1.26
  Land                            1       9      .008       --      --              --        1       9      .008
  Construction                    3     347      0.76       11   1,494            3.27       14   1,841      4.03
Consumer                          2      45      0.49        4      10            0.11        6      55      0.60
                                 --  ------      ----       --  ------            ----       --  ------      ----

     Total                       38  $1,771      0.86%      53  $3,136            1.52%      91  $4,907      2.38%
                                 ==  ======      ====       ==  ======            ====       ==  ======      ====


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

                                                                                     September 30,
                                                                              ---------------------------
                                                                                1998      1997     1996
                                                                              --------  --------  -------
                                                                                (Dollars in Thousands)

Non-accruing loans:
  One- to four-family.................................................        $   721   $   262   $  638
  Multi-family........................................................             --        --       --
  Commercial..........................................................             34        --       --
  Land................................................................             --        --       --
  Construction........................................................          1,044       110      131
  Consumer............................................................             --        --       --
                                                                              -------   -------   ------
     Total non-accruing loans.........................................          1,799       372      769
                                                                              -------   -------   ------

Accruing loans delinquent 90 days or more:/(2)/
  One- to four-family..................................................           870       708      653
  Multi-family.........................................................             7        --       --
  Commercial...........................................................            --        --       --
  Land.................................................................            --        --       --
  Construction.........................................................           450        --       --
  Consumer.............................................................            10        88       56
                                                                              -------   -------   ------
    Total accruing loans delinquent more than 90 days..................         1,337       796      709
                                                                              -------   -------   ------

    Total non-performing loans.........................................         3,136     1,168    1,478
                                                                              -------   -------   ------

Foreclosed assets:
  One- to four-family..................................................            --        --       70
  Multi-family.........................................................            --        --       --
  Commercial...........................................................            --        --       --
  Land.................................................................            --        --       --
  Construction.........................................................            --        --       --
  Consumer.............................................................            19        12       --
                                                                              -------   -------   ------
     Total.............................................................            19        12       70
                                                                              -------   -------   ------

Total non-performing assets............................................       $ 3,155   $ 1,180   $1,548
                                                                              =======   =======   ======
Total classified assets/(1)/...........................................       $11,803   $10,754   $7,729
Total non-performing loans as a percentage
 of total loans receivable.............................................          1.52%     0.58%    0.84%
Total non-performing assets as a percentage
 of total assets.......................................................          1.42%     0.56%    0.83%
Total classified assets/(1)/ as a percentage of total assets...........          5.32%     5.06%    4.15%
Interest income that would have been recorded on
 non-performing loans if current /(3)/.................................       $    62   $    21   $   40
Interest income on non-performing loans included in
 net income /(4)/......................................................       $    92   $    13   $   40

_________________________
/(1)/ Includes assets designated special mention.
/(2)/ These loans are delinquent 90 days or more as to principal but not as to interest. This can occur when the Association receives a partial payment from a borrower which is first applied to interest due.
/(3)/ This represents the additional interest income that would have been collected had the loans been current.
/(4)/ This represents the interest income actually collected on the loans.

     The Association's non-performing assets include four construction loans to a builder in the aggregate amount of $516,000 that were non-performing as of September 30, 1998. The Association does not believe it will incur a significant loss on these loans.

     Other Loans of Concern. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of September 30, 1998, there was also an aggregate of $8.6 million in net book value of loans classified by the Association with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. At September 30, 1998, other loans of concern consisted primarily of speculative construction and one- to four-family residential loans, and there was one other loan of concern in excess of $250,000. A loan of $542,000 made during fiscal year 1997 secured by the borrower's primary residence and 10 rental properties was 30 days past due at September 30, 1998. The loan to value ratio on the loan was 60%. Management has considered the Association's non-performing and "of concern" assets in establishing its allowance for loan losses.

     Classification of Assets.   Federal regulations require that each savings
institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, the Office of Thrift Supervision ("OTS") and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss.
Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge-off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. Assets which do not currently expose the savings institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses deserving management's close attention, are required to be designated Special Mention.

     On the basis of management's review of its assets, at September 30, 1998, on a net basis, the Association had classified $3.5 million as Substandard, $5,000 as Doubtful, $0 as Loss and $8.3 million as Special Mention.

     Classified assets at September 30, 1998 were $11.8 million, compared to $10.8 million at September 30, 1997 and $7.8 million at September 30, 1996. The majority of the increase in fiscal 1998 was in the "substandard" category. During the 1998 fiscal year, delinquencies in both the speculative construction and the one- to four-family portfolios increased. At September 30, 1998, eleven speculative construction loans had become 90 days delinquent compared to one at September 30, 1997. Since September 30, 1998, two of the eleven have been paid off, three have signed sales contracts and three are current on interest payments. Some interest payments have been made on the remaining three loans. The majority of the increase in fiscal 1997 was in the "special mention" category. In an attempt to insure that internal controls monitor all situations of possible concern, the

Association's classification policy was changed in fiscal 1997 to classify all speculative construction loans not repaid within the original one year term as special mention. These loans may not be paid off during the initial one year due to delays in starting construction, weather delays during construction, the inability of the new buyer to close the purchase within the original term, or the property remaining unsold near the original maturity date. Prior to maturity, the original loan is modified to reflect a new maturity date one year later than the original maturity date. Such loans are not classified as nonperforming since they are performing in accordance with current loan requirements. Speculative construction loans classified as "special mention" at September 30, 1998 were $5.8 million compared to $5.9 million at September 30, 1997 and $4.2 million at September 30, 1996.

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

     Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At September 30, 1998, the Association had a total allowance for loan losses of $1.5 million representing 48.5% of total non-performing loans.

     The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                   Year Ended September 30,
                                                                  ---------------------------
                                                                    1998      1997     1996
                                                                  --------  --------  -------
                                                                    (Dollars in Thousands)

Balance at beginning of year...........................            $1,624   $ 1,353   $  994

Charge-offs:
  One- to four-family..................................               (20)       --       --
  Multi-family.........................................                --        --       --
  Commercial...........................................                --        --       --
  Land.................................................                --        --       --
  Construction.........................................                --        --       --
  Consumer.............................................                (7)      (14)      (9)
                                                                   ------   -------   ------
          Total charge-offs............................               (27)      (14)      (9)
                                                                   ------   -------   ------

Recoveries:
  One- to four-family..................................                --        --       --
  Multi-family.........................................                --        --       --
  Commercial...........................................                --        --       --
  Land.................................................                --        --       --
  Construction.........................................                --        --       --
  Consumer.............................................                --        --       --
                                                                   ------   -------   ------
     Total recoveries..................................                --        --       --

Net charge-offs........................................               (27)      (14)      (9)
Additions charged to operations........................               (76)      285      368
                                                                   ------   -------   ------
Balance at end of year.................................            $1,521   $ 1,624   $1,353
                                                                   ======   =======   ======

Ratio of net charge-offs during the year to                         0.015%    0.008%   0.006%
 average loans outstanding during the year............             ======   =======   ======


Ratio of allowance for loan losses to non-                          48.50%   139.04%   91.54%
 performing loans at end of year......................             ======   =======   ======

Ratio of allowance for loan losses to total loans                    0.74%     0.81%    0.77%
 receivable at end of year............................             ======   =======   ======

     The distribution of the Association's allowance for loan losses at the dates indicated is summarized in the following table. The portion of the allowance allocated to each loan category does not necessarily represent the total available for losses within that category since the total allowance is applicable to the entire loan portfolio.

                                                              At September 30,
                       ----------------------------------------------------------------------------------------------
                                    1998                           1997                            1996
                       ----------------------------------------------------------------------------------------------
                                             Percent                         Percent                         Percent
                                            of Loans                        of Loans    Amount              of Loans
                                    Loan     in Each                Loan     in Each      of        Loan     in Each
                       Amount of  Amounts   Category   Amount of  Amounts   Category     Loan     Amounts   Category
                       Loan Loss     by     to Total   Loan Loss     by     to Total     Loss        by     to Total
                       Allowance  Category    Loans    Allowance  Category    Loans    Allowance  Category    Loans
                       ---------  --------  ---------  ---------  --------  ---------  ---------  --------  ---------
                                                          (Dollars In Thousands)

One- to four-family       $  357  $134,416     65.08%     $  345  $123,856     61.96%     $  299  $109,292     62.06%
Multi-family                  15     2,943      1.42          21     4,226      2.11          22     2,908      1.65
Commercial                    31     3,243      1.57          26     3,403      1.70          33     4,322      2.45
Land                         261    11,059      5.35         209     8,257      4.13         235     9,605      5.46
Construction                 673    45,654     22.11         818    51,447     25.74         577    41,646     23.65
Consumer                     184     9,241      4.47         205     8,709      4.36         187     8,330      4.73
                          ------  --------    ------      ------  --------    ------      ------  --------    ------
     Total                $1,521  $206,556    100.00%     $1,624  $199,898    100.00%     $1,353  $176,103    100.00%
                          ======  ========    ======      ======  ========    ======      ======  ========    ======


INVESTMENT ACTIVITIES

     General. Cameron Savings must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1998, and 1997, the Association's regulatory liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 15.0%, and 8.97%, respectively.

     The Association has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal and state agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, the Association may also invest its assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Association is to invest funds among various categories of investments and maturities based upon the Association's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

     Investment Securities. At September 30, 1998, the Company's certificates of deposit in other financial institutions totaled $4.4 million, or 2.0%, of total assets and investment securities totaled $16.3 million, or 7.3% of total assets. As of such date, the Company also had a $2.0 million investment in Federal Home Loan Bank ("FHLB") stock, satisfying its requirement for membership in the FHLB of Des Moines. It is the Company's general policy to purchase securities which are U.S. Government securities or federal or state agency obligations or other issues that are rated investment grade or have credit enhancements, except for certain municipal bonds purchased by the Association.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                                 At September 30,
                                                            ----------------------------------------------------------
                                                                    1998               1997                1996
                                                            ----------------------------------------------------------
                                                              Book      % of      Book      % of      Book      % of
                                                              Value     Total     Value     Total     Value     Total
                                                            ---------  -------  ---------  -------  ---------  -------
                                                                             (Dollars in Thousands)
Investment securities:
  U.S. Government securities...........................       $ 1,994    7.66%    $ 3,965   15.17%    $ 7,428   29.26%
  Federal agency obligations...........................        13,495   51.84       8,999   34.42       9,254   36.44
  Municipal bonds......................................           813    3.12         908    3.47       1,615    6.36
                                                              -------  ------     -------  ------     -------  ------
     Subtotal..........................................        16,302   62.62      13,872   53.06      18,297   72.06
FHLB stock.............................................         2,013    7.73       1,762    6.74       1,259    4.96
                                                              -------  ------     -------  ------     -------  ------
     Total investment securities                              $18,315   70.35     $15,634   59.80     $19,556   77.02
      and FHLB stock...................................       =======  ======     =======  ======     =======  ======

Average remaining life of investment securities,
  excluding FHLB stock and equity securities...........     3.0 years           1.9 years           2.5 years

Other interest-earning assets:
  Cash equivalents.....................................       $ 3,319   12.75     $ 2,909   11.13%    $ 3,333   13.13%
  Certificates of deposit in other financial                    4,400   16.90       7,600   29.07       2,500    9.85
   institutions........................................       -------  ------     -------  ------     -------  ------

     Total investment portfolio........................       $26,304  100.00%    $26,143  100.00%    $25,389  100.00%
                                                              =======  ======     =======  ======     =======  ======

     The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities, are indicated in the following table.

                                                                         At September 30, 1998
                                            --------------------------------------------------------------------------------
                                             Less Than     1 to 5       5 to 10       Over
                                              1 Year        Years        Years      10 Years    Total Investment Securities
                                            -----------  -----------  -----------  -----------  ----------------------------
                                            Book Value   Book Value   Book Value   Book Value     Book Value     Fair Value
                                            -----------  -----------  -----------  -----------  --------------  ------------
                                                                         (Dollars in Thousands)
U.S. Government securities................      $1,994           --       $    0           --         $ 1,994        $ 2,020
Federal agency obligations................       3,000        8,995        1,500           --          13,495         13,604
Municipal bonds...........................         101          452          260           --             813            843
                                                ------       ------       ------   ----------         -------        -------

Total investment securities...............      $5,095       $9,447       $1,760           --         $16,302        $16,467
                                                ======       ======       ======   ==========         =======        =======

Weighted average yield....................        6.02%        6.07%        5.91%          --%           6.03%


     Mortgage-Backed Securities. From time to time, the Association purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. The balance of all mortgage-backed securities at September 30, 1998 was $7,000. The Company has not and does not intend to invest in high-risk mortgage derivative securities. The Company may determine to increase its investment in mortgage-backed securities in order to supplement loan origination activity.

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

SOURCES OF FUNDS

     General. Deposit accounts have traditionally been the principal source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, the Association derives funds from loan repayments, cash flows generated from operations and FHLB advances. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. The Association borrowed $15.0 million from the FHLB of Des Moines and repaid $13.0 million of maturing advances during fiscal 1998 to supplement funding for loan originations.

     Deposits. The Association offers a variety of accounts, including money market accounts, passbook savings accounts, interest and non-interest-bearing NOW accounts and certificates of deposit accounts. Account terms vary, with principal differences being the minimum balance required, the time period funds must remain on deposit, fixed versus variable interest rates and the interest rate. Maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determinations of savings rates are predicated on funding and liquidity requirements, U.S. Treasury rates, competition and established Association goals. As part of its asset/liability management efforts, the Association has emphasized long-term certificates of deposit with terms of up to ten years. At September 30, 1998, the Association had $21.5 million of certificates of deposit with remaining maturities in excess of five years.

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

     The following table sets forth the savings flows at the Association during the years indicated.

                                      Year Ended September 30,
                                   -------------------------------
                                     1998       1997       1996
                                   ---------  ---------  ---------
                                       (Dollars in Thousands)

Opening balance.............       $128,771   $123,108   $121,280
Deposits....................        126,953    116,808    100,960
Withdrawals.................        124,073    115,789    103,883
Interest credited...........          4,971      4,644      4,751
                                   --------   --------   --------

Ending balance..............       $136,622   $128,771   $123,108
                                   ========   ========   ========

Net increase................       $  7,851   $  5,663   $  1.828
                                   ========   ========   ========

Percent increase............            6.1%       4.6%       1.5%
                                   ========   ========   ========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                                           At September 30,
                                                     -------------------------------------------------------------
                                                            1998                 1997                 1996
                                                     -------------------------------------------------------------
                                                                Percent              Percent              Percent
                                                      Amount   of Total    Amount   of Total    Amount   of Total
                                                     --------  ---------  --------  ---------  --------  ---------
                                                                        (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------
Passbook accounts 3.25..........................     $ 10,777       7.9%  $ 12,022       9.3%  $ 11,179       9.1%
NOW accounts 0.00 - 3.00........................        7,583       5.5      4,362       3.4      5,294       4.3
Money market accounts 3.00 - 4.89%..............        8,971       6.6      5,871       4.6      7,494       6.1
                                                     --------     -----   --------     -----   --------     -----

Total non-certificates..........................       27,331      20.0     22,255      17.3     23,967      19.5
                                                     --------     -----   --------     -----   --------     -----

Certificates:
-------------
 2.00 -  3.99%..................................            5        --          4        --          4        --
 4.00 -  5.99%..................................       68,744      50.3     59,510      46.2     63,866      52.0
 6.00 -  7.99%..................................       38,530      28.2     44,962      34.9     33,182      27.0
 8.00 -  9.99%..................................        2,012       1.5      2,040       1.6      2,089       2.0
                                                     --------     -----   --------     -----   --------     -----

Total certificates..............................      109,291      80.0    106,516      83.0     99,141      80.5
                                                     --------     -----   --------     -----   --------     -----
Total deposits..................................     $136,622     100.0%  $128,771     100.0%  $123,108     100.0%
                                                     ========     =====   ========     =====   ========     =====

     The following table shows rate and maturity information for the Association's certificates of deposit at September 30, 1998.


Certificate accounts              2.00-     4.00-     5.00-     6.00-    7.00-     8.00%                Percent
maturing in                       3.99%     4.99%     5.99%     6.99%    7.99%  or greater      Total   of Total
quarter ending:                 ------   -------   -------   -------   ------   ----------   --------   --------
--------------------
                                                                 (Dollars in Thousands)
December 31, 1998.........      $    5   $   153   $14,571   $   960   $  248      $    --   $ 15,937      14.58%
March 31, 1999............          --        --    17,984       327       30           78     18,419      16.85
June 30, 1999.............          --    10,854     1,122        --       --       11,976      10.96
September 30, 1999........          --     9,744     1,129        20      271       11,164      10.22
December 31, 1999.........          --     3,010       744         2      246        4,002       3.66
March 31, 2000............          --        --     3,232       244      447          393      4,316       3.95
June 30, 2000.............          --        --     1,289       256      798          239      2,582       2.36
September 30, 2000........          --        --     1,791       543        1          216      2,551       2.33
December 31, 2000.........          --        --     1,027       654        8          152      1,841       1.69
March 31, 2001............          --        --     1,842       371       19          149      2,381       2.18
June 30, 2001.............          --        --       414       338      159           46        957       0.88
September 30, 2001........          --        --       280       899      137           --      1,316       1.20
Thereafter................          --        --     2,553    25,614    3,460          222     31,849      29.14%
                                ------   -------   -------   -------   ------      -------   --------     ------

   Total..................      $    5   $   153   $68,591   $33,201   $5,329      $ 2,012   $109,291     100.00%
                                ======   =======   =======   =======   ======      =======   ========     ======

   Percent of total.......        0.00%     0.14%    62.76%    30.38%    4.88%        1.84%    100.00%


     The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity at September 30, 1998.


                                                             Maturity
                                               -------------------------------------
                                                          Over     Over
                                               3 Months  3 to 6   6 to 12    Over
                                               or Less   Months   Months   12 months   Total
                                               --------  -------  -------  ---------   -----
                                                      (Dollars In thousands)

Certificates of deposit less than $100,000...   $14,144  $15,704  $20,123    $45,155  $ 95,126

Certificates of deposit of $100,000 or more..       534    1,686    2,818      6,621    11,659

Public funds /(1)/...........................     1,259    1,029      199         19     2,506
                                                -------  -------  -------    -------  --------

Total certificates of deposit................   $15,937  $18,419  $23,140    $51,795  $109,291
                                                =======  =======  =======    =======  ========

_______________
/(1)/ Deposits from governmental and other public entities, including deposits greater than $100,000.


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

     The Association borrowed $15.0 million under FHLB advances during 1998 to fund loan originations and meet short term cash needs. The Association repaid $13.0 million of maturing advances during 1998. Outstanding balances at September 30, 1998 were $37.3 million.

     The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.


                                    Years Ended September 30,
                                   ---------------------------
                                     1998               1997
                                   --------           --------
                                        (In Thousands)

Maximum Balance
---------------
 FHLB advances                     $40,250             $35,250

Average Balance
---------------
 FHLB advances                     $37,250             $26,173



                                    Years Ended September 30,
                                   ---------------------------
                                    1998                 1997
                                   -------             -------
   (Dollars In Thousands)

FHLB advances                      $37,250             $35,250
                                   =======             =======

Weighted average interest rate        5.88%               6.02%


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

     At September 30, 1998, Cameron Savings had one service corporation. The Service Corporation was established in 1975 for the purpose of offering credit life, disability and accident insurance to its customers. At September 30, 1998, the Association's investment in the Service Corporation was $329,000.

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

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

     The OTS has extensive authority over the operations of savings associations. As part of this authority, Cameron Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Cameron Savings and Cameron Financial Corp. was as of February 23, 1998. When these examinations are conducted by the OTS and the FDIC, the examiners may require Cameron Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 1998, was $61,000.

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

     The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1998, Cameron Savings' lending limit under this restriction was $5.5 million. The Association is in compliance with the loans-to-one-borrower limit.

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

INSURANCE OF DEPOSITS

     DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures deposits of banks and thrift institutions up to certain specified limits and regulates such institutions for safety and soundness. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks, and the SAIF for savings associations such as the Association and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

     ASSESSMENTS. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time, and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital levels, and the FDIC's level of supervisory concern about the institution.

     In 1996, federal legislation was enacted to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under that law, the Association and other institutions with SAIF-insured deposits were charged a one-time special assessment equal to $0.657 per $100 of assessable deposits at March 31,1995. The Association recognized this special assessment as a charge to noninterest expense of $800,000 (or $509,000 when adjusted for taxes) during the year ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Assessment rates for regular ongoing, deposit insurance premiums currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory consent). The Association's assessment rate for deposit insurance was 0.23% of deposits for 1996, and it was reduced to 0.0% of deposits beginning on January 1, 1997. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%, and both the BIF and the SAIF currently satisfy the reserve ratio requirement. The annual rate of assessments on SAIF-assessable deposits for the payments on the FICO bonds was 0.0648% for the semi-annual period beginning on January 1, 1997; 0.0630% for the semi-annual period beginning on July 1, 1997; and 0.0622% currently. The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits to the BIF without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

     While the legislation has reduced the disparity between premiums paid on BIF deposits and SAIF deposits, and has relieved the thrift industry of a portion of the contingent liability represented by the FICO bonds, the premium disparity between SAIF-insured institutions, such as the Association, and BIF-insured institutions will continue until at least January 1, 1999. Under the legislation, the Association anticipates that its ongoing annual SAIF premiums will be approximately $85,000.

CAPITAL REQUIREMENTS.

     The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3.0% leverage (core capital) standard, and an 8.0% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and purchased credit card relationships. The OTS regulations require that, in meeting the tangible, core and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4.0% (3.0% for institutions receiving the highest CAMELS examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.0%. In determining the amount of risk-weighted assets, assets and certain off-balance sheet assets items are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3.0% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has postponed the effective date of the capital component in order to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies.

     At September 30, 1998, the Association had tangible capital of $34.8 million, or 16.2% of adjusted total assets, which is approximately $31.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At that date, Cameron Savings had core capital equal to $34.8 million, or 16.2% of adjusted total assets, which is $26.2 million above the minimum leverage ratio requirement of 4% as in effect on that date. At that date, Cameron Savings had total risk-based capital of $36.3 million (including $34.8 million in core capital and $1.5 million in qualifying supplementary capital) and risk-weighted assets of $146.3 million (including $9.4 million in converted off-balance sheet assets); or total capital of 24.8% of risk-weighted assets. This amount was $24.6 million above the 8% requirement in effect on that date.

THRIFT CHARTER

     Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Legislation enacted in 1996 required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and provided for the merger of the BIF and the SAIF into a single deposit insurance fund on January 1, 1999 provided the thrift charter was eliminated. The Association cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Association and the Company.

PROMPT CORRECTIVE REGULATORY ACTION

     Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At September 30, 1998, the Association was categorized as "well capitalized," meaning that the Association's total risk-based capital ratio exceeded 10.0%, Tier I risk-based capital ratio exceeded 6.0%, leverage capital ratio exceeded 5.0%, and the Association was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

DIVIDEND LIMITATIONS

     An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility given to well-capitalized associations. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1 Institution"). An association that has total capital at least equal to its minimum capital requirements, but less than its capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." The Association is currently a Tier 1 Institution.

     A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of
(a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval.

     The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

LIQUIDITY

     All savings associations, including Cameron Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

     Penalties may be imposed upon associations for violations of liquid asset ratio requirement. At September 30, 1998, Cameron Savings was in compliance with an overall liquid asset ratio of 15.0%.

ACCOUNTING

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Cameron Savings is in compliance with these amended rules.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

QUALIFIED THRIFT LENDER TEST.

     In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

     Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10% of total assets, plus an additional 10% for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. The Association exceeded the applicable requirements at September 30, 1998.

     A savings association that fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities will be limited to those of a national bank; (iii) it will not be eligible for any new FHLB advances; and (iv) it will be bound by regulations applicable to national banks regarding the payment of dividends. Three years after failing the QTL test, the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association, and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

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

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees.

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

FEDERAL SECURITIES LAW

     The stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1998, Cameron Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

     As a member, Cameron Savings is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1998, Cameron Savings had $2.0 million in FHLB stock, which was in compliance with this requirement. In past years, Cameron Savings has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.33% and were 6.75% for fiscal year 1998.

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

     For the year ended September 30, 1998, dividends paid by the FHLB of Des Moines to the Association totaled $130,000, compared to $101,000 received in fiscal year 1997.

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

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). As of September 30, 1998, the Association's bad debt reserve subject to recapture over a six year period totaled approximately $288,000. The Association has established a deferred tax liability of approximately $98,000 for this recapture. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvements loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

EMPLOYEES

     At September 30, 1998, the Association and its subsidiary had a total of 64 full-time employees and 7 part-time employees. None of the Association's employees is represented by any collective bargaining group. Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY AND THE ASSOCIATION WHO ARE NOT DIRECTORS

     RONALD W. HILL. Mr. Hill, age 49, is the Vice President and Treasurer of Cameron Savings, responsible for the supervision of the accounting department, reporting to the regulatory authorities, and managing the Association's liquidity position. Mr. Hill joined the Association in 1981 as Controller and was promoted to his current position in 1988.

     STEPHEN HAYWARD. Mr. Hayward, age 36, is currently the Director of Lending of the Association. As such, he is responsible for the supervision of all lending operations of the Association, including loan applications and loan closings. Mr. Hayward joined the Association in 1991 as Internal Auditor and Compliance Officer. Prior to joining the Association, Mr. Hayward was a Manager with the accounting firm of KPMG Peat Marwick LLP in Kansas City, Missouri. Mr. Hayward is also Branch Manager of the office in Liberty, Missouri.

     EARL FRAZIER. Mr. Frazier, age 63, is currently the manager of the loan production office in Liberty, Missouri. In that capacity, Mr. Frazier is responsible for overseeing the lending operations, including the origination of construction and land loans. Mr. Frazier joined the Association in 1981 as a loan officer. Prior to joining the Association, Mr. Frazier was a real estate agent and, prior thereto, a residential home builder. Mr. Frazier recently notified the Association that he will retire effective January 31, 1999.

ITEM 2.   DESCRIPTION OF PROPERTY
          -----------------------

     The Association operates from four full-service facilities. The Association's new home office building on North Walnut Street in Cameron opened for business on June 23, 1997. Construction and furnishings costs totaled approximately $4.96 million.

     The new branch office in Liberty opened for business on August 17, 1998. Construction and furnishings costs totaled approximately $2.2 million. The following table sets forth certain information with respect to the offices of the Association and its subsidiary at September 30, 1998.



                                                      Approximate  Net Book Value as
                              Date                      Square     of September 30,
Location                    Acquired      Title         Footage          1998
--------                    --------  --------------  -----------  -----------------

Main Office                     1993      Owned            25,942         $4,647,000
-----------
1304 North Walnut Street
Cameron, MO

Branch Offices
--------------
115 East Fourth Street          1994     Leased             1,311             N/A
Maryville, MO                           (expires 2003)

702 State Street                1992     Leased               900             N/A
Mound City, MO                          (expires
                                       2000)/(1)/

1580 A Highway                  1997      Owned             7,700         $1,993,000
Liberty, MO

Additional Property
-------------------
309 North Main Street           1977      Owned             4,040         $   56,000
Cameron, MO (2)

________________
/(1)/ Subject to option to extend for three years.
(2) This property is currently vacant and this property is for sale.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
          --------------------------------------------------------------------
          MATTERS
          -------

  Page 42 of the attached 1998 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

  Pages 3 to 4 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ----------------------

  Pages 5 through 17 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

  Pages 18 through 41 of the attached 1998 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL  DISCLOSURE
          ---------- ----------

  There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

  Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 25, 1999, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

  Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 25, 1999, except for information contained under the heading "Report of the

Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 25, 1999, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

  Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 25, 1999, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

  (a) (1)  Financial Statements:
  -----------------------------

  The following information appearing in the Registrant's Annual Report to Shareholders for the year ended September 30, 1998, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                                    Pages in
                                                                                     Annual
Annual Report Section                                                                Report
---------------------                                                               --------

Report of Independent Auditors........................................................    18

Consolidated Balance Sheets at September 30, 1998 and 1997............................    19

Consolidated Statements of Earnings for the Years ended September 30, 1998, 1997
 and 1996.............................................................................    20

Consolidated Statements of Stockholders' Equity for the Years ended
  September 30, 1998, 1997 and 1996...................................................    21

Consolidated Statements of Cash Flows for the Years ended September 30, 1998,
  1997 and 1996....................................................................... 22-23

Notes to Consolidated Financial Statements............................................ 24-41

    (a) (2)  Financial Statement Schedules:
    --------------------------------------

    All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

    (a) (3)  Exhibits:
    -----------------

                                                        Reference to
 Regulation                                            Prior Filing or
 S-K Exhibit                                           Exhibit Number
   Number                     Document                 Attached Hereto
-------------  --------------------------------------  ---------------
      2        Plan of acquisition, reorganization,         None
               arrangement, liquidation or succession

     3.1       Certificate of Incorporation                   *

     3.2       Bylaws                                        ***

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

      9        Voting trust agreement                       None

    10.1       Severance Agreements of David G. Just          *
               and Ronald Hill

    10.2       Employee Stock Ownership Plan                  *

    10.3       1995 Stock Option and Incentive Plan          **

    10.4       Recognition and Retention Plan                **

    10.5       Deferred Fee Agreement                         *

    10.6       Director Emeritus Agreement                    *

    10.7       Severance Agreement of Stephen D.             10.7
               Hayward

     11        Statement re: computation of per             None
               share earnings

     12        Statement re: computation or ratios      Not required

     13        Annual Report to Security Holders             13

     16        Letter re: change in certifying              None
               accountant

                                                        Reference to
 Regulation                                            Prior Filing or
 S-K Exhibit                                           Exhibit Number
   Number                     Document                 Attached Hereto
-------------  --------------------------------------  ---------------

     18        Letter re: change in accounting              None
               principles

     21        Subsidiaries of Registrant                    21

     22        Published report regarding matters           None
               submitted to vote of security holders

     23        Consent of experts and counsel                23

     24        Power of Attorney                        Not Required

     27        Financial Data Schedule                       27

     28        Information from reports furnished to        None
               State insurance regulatory authorities

     99        Additional exhibits                          None

___________________

     /*/ Filed on December 23, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-87900), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     /**/ Filed December 27, 1995, as exhibits to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     *** Filed December 29, 1997, as exhibits to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1997. Such previously filed document is hereby incorporated herein by reference in accordance with
Item 601 of Regulation S-K.

  (b)  Reports on Form 8-K:
  ------------------------

  No current reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAMERON FINANCIAL CORPORATION



Date: December 29, 1998                     By: /s/ David G. Just
     _______________________________            _______________________________
                                                David G. Just
                                                (Duly Authorized Representative)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ David G. Just                    By:/s/ Dennis E. Marshall
   ---------------------------------        ---------------------------------
   David G. Just, President                 Dennis E. Marshall
   Chief Executive Officer and Director     Director

Date: December 29, 1998                  Date: December 29, 1998
     -------------------------------          -------------------------------


By: /s/ Kennith R. Baker                 By: /s/ William J. Heavner
   ---------------------------------        ---------------------------------
   Kennith R. Baker, Secretary and          William J. Heavner, Director
    Director


Date: December 29, 1998                  Date: December 29, 1998
     -------------------------------          -------------------------------


By: /s/ Harold D. Lee                    By: /s/ William F. Barker
   ---------------------------------        ---------------------------------
   Harold D. Lee, Director                  William F. Barker, Director


Date: December 29, 1998                  Date: December 29, 1998
     --------------------------------         -------------------------------

By: /s/ Jon N. Crouch                    By: /s/ Ronald W. Hill
   ----------------------------------       --------------------------------
   Jon N. Crouch, Director                  Ronald W. Hill, Vice President,
                                            Treasurer, and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer

Date: December 29, 1998                   Date: December 29, 1998
     ---------------------------------         ------------------------------