Form 10-Q
period 1998-12-31
CAMERON FINANCIAL CORP /DE/
filed 1999-02-12
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549
                              __________________________________


                                           FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

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
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                                      Outstanding at February 12, 1999
Common stock, .01 par value                          2,189,759




                                         CAMERON FINANCIAL CORPORATION

                                                   Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                      Page

Consolidated Balance Sheets at December 31, 1998,
unaudited, and September 30, 1998                                    3

Consolidated Statements of Earnings for the Three
Months Ended December 31, 1998 and 1997, unaudited                   4

Consolidated Statements of Stockholder's
Equity for the Three Months Ended
December 31, 1998, unaudited                                         5

Consolidated Statements of Cash Flows for
the Three Months Ended December 31, 1998 and
1997, unaudited                                                    6-7


Notes to Unaudited Consolidated Financial
Statements                                                            8

        Item 2:          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                9-16

PART II - OTHER INFORMATION                                          17

Signatures                                                           17






                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)


                                                                December 31,  September

                                                                    1998         1998
    Assets                                                       (unaudited)

    Cash and cash equivalents                                       $4,732    $7,719
    Investment securities held-to-maturity (estimated fair
      value of $15,349,000 at December 31 and $16,467,000 at
      September 30)                                                 15,308    16,302
    Mortgage-backed securities held-to-maturity                           6        7
    Loans receivable, net                                           188,033   184,605
    Accrued interest receivable:
         Loans and mortgage-backed securities                         1,264     1,346
         Investment securities                                          186       229
    Office property and equipment, net                                7,819     7,861
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost      2,013     2,013
    Deferred income taxes                                               155       155
    Other assets                                                      1,423     1,284

         Total assets                                              $220,939  $221,521

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                                           140,175   136,622
         Advances from FHLB                                          37,250    37,250
         Advance payments for taxes and insurance                       569     1,903
         Accrued interest on savings deposits                           126       180
         Accrued expenses and other liabilities                       1,429    1,901
         Income taxes payable                                           505       192

         Total liabilities                                          180,054   178,048


Stockholders'Equity:

Serial preferred stock, $.01 par, 2,000,000
authorized, none issued or outstanding                                 ---       --

Common stock, $.01 par value, authorized 10,000,000
shares, 3,026,928 shares issued                                         30         30

Additional paid in capital                                          30,095     30,058

Retained earnings, substantially restricted                         26,541    26,220

Less:
      Unearned employee benefits                                   (1,804)        (1,947)

      Treasury stock, at cost- 837,169 shares at December
      31, 1998 and 646,196 at September 30, 1998                   (13,977)      (10,888)

Total stockholders' equity                                          40,885        43,473


Total liabilities and stockholders' equity                        $220,939      $221,521

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Statements of Earnings
                                    (unaudited)

                                          Three Months Ended
                                               December 31,
                                                1998        1997
                         (Dollars in thousands, except share and per share data)


Interest income:
   Loans                                        $3,925      $3,823
   Investment securities                           235         218
   Certificates of deposit and other                96         148
      Total interest income                      4,256       4,189

Interest expense:
   Savings deposits                              1,841       1,786
   Borrowed money                                  559         512
      Total interest expense                     2,400       2,298

      Net interest income                        1,856       1,891

Provision for loan losses                           33          83
      Net interest income after provision
       for loan loss                             1,823       1,808

Noninterest income:
   Loan fees and deposit service charges            92          49
   Gain on sale of investments                       5           -
   Other income                                     38          25
      Total noninterest income                     135          74

Noninterest expense:
   Compensation, payroll taxes and
     fringe benefits                               685         606
   Occupancy expense                               177         158
   Data processing                                  61          50
   Federal insurance premiums                       20          20
   Advertising                                      37          35
   (Gain) loss on real estate owned                 (3)          7
   Other operating expenses                        219         155
     Total noninterest expense                   1,196       1,031

     Earnings before income taxes                  762         851

     Income taxes                                  297         316

     Net earnings                               $  465      $  535

Basic and diluted earnings per share            $ 0.22      $ 0.22

Basic common shares outstanding              2,122,616   2,407,721
Common stock equivalents - stock options        13,763      45,953
Diluted shares outstanding                   2,136,379   2,453,674

See accompanying Notes to Unaudited Consolidated Financial Statements.

                CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

               Consolidated Statements of Stockholders' Equity
                 For The Three Months Ended December 31, 1998
                              (Unaudited)
                          (Dollars in Thousands)


                                         Additional           Unearned              Total
                                 Common  paid-in    Retained  employee Treasury stockholders'
                                 Stock   capital    earnings  benefits  stock       equity

Balance at September 30, 1998      $30     $30,058   $26,220  ($1,947) ($10,888)      $43,473

 Net earnings                         -        -         465      -        -              465
 Amortization of RRP                  -        -          -        73        (9)           64
 Allocation of ESOP shares            -         37        -        70        -            107
 Dividends declared                   -        -        (144)       -        -           (144)
 Purchase 190,973 shares of
  treasury stock                      -        -          -         -    (3,080)       (3,080)

Balance at December 31, 1998       $30     $30,095   $26,541  ($1,804) ($13,977)      $40,885


See accompanying Notes to Unaudited Consolidated Financial Statements.


                       CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Statements of Cash Flows
                               Three Months Ended December 31,
                                         (Unaudited)


                                                         1998     1997

Cash flows from operating activities:
 Net earnings                                            $465     $535
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                          107       78
   Provision for loan losses                               33       83
   Provision for losses on real estate owned                1        -
   Amortization of RRP and allocation of ESOP shares      171      205
   Deferred income taxes                                    -      (66)
   Amortization of deferred loan fees                    (120)    (119)
   Proceeds from sales of loans held for sale           2,223    2,357
   Origination of loans held for sale                  (1,674)  (1,957)
   Gain on sale of loans held for sale                    (23)     (19)
   Changes in assets and liabilities:
     Accrued interest receivable                          125      (92)
     Other assets                                        (139)      (8)
     Accrued interest payable                             (54)     (47)
     Accrued expenses and other liabilities              (466)    (112)
     Current income taxes payable                         313      348

       Net cash provided by operating activities         $962   $1,186

Cash flows from investing activities:
   Net increase in loans receivable                    (3,872)  (2,624)
   Mortgage-backed securities principal payments            1        1
   Maturity of investment securities
      held to maturity                                  7,497    1,000
   Purchase of investment securities
      held to maturity                                 (6,500)  (2,997)
    Net proceeds from sale of real estate owned             4        -
   Additions and improvements to real estate owned          -       (8)
   Purchase of office properties and equipment            (68)    (588)

       Cash used in investing activities              ($2,938) ($5,216)


Cash flows from financing activities:
   Net increase in NOW passbook and
      money market deposit accounts                     2,654    1,085
   Net increase in certificate accounts                   899    1,209
   Net decrease in advance payments by
      borrowers for taxes and insurance                (1,334)  (1,358)
   Repayment of FHLB advances                               -   (3,000)
   Issuance of common stock under stock option plan         -       52
   Dividends paid                                        (150)    (168)
   Purchase of Treasury stock                          (3,080)       -

        Net cash provided by
           financing activities                        (1,011)  (2,180)

        Net (decrease) in cash                         (2,987)  (6,210)

Cash and cash equivalents at beginning of period        7,719   10,509
Cash and cash equivalents at end of period             $4,732   $4,299

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes             -      $35
   Cash paid during the period for interest, net
   of capitalized interest                             $2,454   $2,345

Supplemental schedule of noncash investing and financing
activities:
        Conversion of loans to real estate owned          $55     $188
        Conversion of real estate owned to loans          $49        -
        Dividend declared and payable                    $144     $168



See accompanying Notes to Unaudited Consolidated Financial Statements.


                       CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form
10-K for the year ended September 30, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month period ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1999. The September 30, 1998 balance sheet information has been derived from the consolidated balance sheet as of that date.

(2)      Comprehensive income and segment reporting.

Effective for the quarter ended December 31, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No.
131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 requires the classification of other comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated statement of stockholder's equity. The Company had no components of comprehensive income other than net income. SFAS No. 131 requires financial and descriptive reporting about their reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management. The Company has only one segment.

(3)      Impact of Accounting Standards.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

This statement is effective for all fiscal quarters beginning after June 15, 1999. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.



                  CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report of Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental regulatory, and technical factors affecting the Company's operations, pricing, products and services.

The following discussion compares the financial condition of Cameron
Financial Corporation, the "Company", and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at December
31, 1998 to its fiscal year ended September 30, 1998, and the results of operations for the three months ended December 31, 1998 with the three months ended December 31, 1997. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

GENERAL

The Company was organized as a Delaware corporation in December 1994, at the direction of the Association's Board of Directors, to acquire all of the capital stock issued by the Association upon its conversion from the mutual to stock form of ownership. The business of the Company consists primarily of the business of the Association.

The Association was originally founded in April 1887 as a Missouri chartered savings and loan association located in Cameron, Missouri. On November 28, 1994, the Association members voted to convert the Association to a Federal charter. The Association conducts its business through its main office in Cameron, Dekalb County, and three full service branch offices located in Liberty, Clay County, Maryville, Nodaway County, and Mound City, Holt County. Deposits are insured by the Federal Deposit Insurance Corporation, FDIC, to the maximum allowable.

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

FINANCIAL CONDITION

Total assets decreased 0.3%, or $582,000, to $220,939,000 at December 31,
1998 from $221,521,000 at September 30, 1998. Stockholders' equity decreased $2,588,000 or 6.0% to $40,885,000 at December 31, 1998 compared to $43,473,000 at September 30, 1998. The decrease in stockholder's equity was primarily due to the purchase of 190,973 shares of treasury stock for $3,080,000. Cash, investment securities and certificates of deposits in other financial institutions decreased 16.6%, or $3,981,000 to $20,040,000 at December 31, 1998 from $24,021,000 at September 30, 1998. Loans receivable, net, increased 1.9%, or $3,428,000, to $188,033,000 at December
31, 1998 from $184,605,000 at September 30, 1998. Deposits increased 2.6%, or $3,553,000, to $140,175,000 at December 31, 1998 from $136,622,000 at
September 30, 1998.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                             December 31,     September 30,
                                 1998             1998
One- to four family          $138,476,000     $134,416,000
Multifamily                     2,915,000        2,943,000
Commercial real estate          3,862,000        3,243,000
Land                            7,361,000        7,805,000
Development                     4,378,000        3,254,000
Construction (1)               41,387,000       45,654,000
Consumer loans                  9,690,000        9,241,000
  Total Loans Receivable      208,069,000      206,556,000
Less:
Deferred loan fees, net           633,000          700,000
Loans in process               17,854,000       19,730,000
Allowance for loan losses       1,549,000        1,521,000
  Net Loans Receivable       $188,033,000     $184,605,000

(1) Speculative construction  $28,474,000      $30,304,000
    Contract and permanent
    construction              $12,913,000      $15,350,000
Total                         $41,387,000      $45,654,000



During the three months ended December 31, 1998, development loans increased by $1,124,000 to $4,378,000, and permanent 1-4 family loans increased by $4,060,000 to $138,476,000. Construction loans decreased by $4,267,000 to $41,387,000.

Deposits were $140,175,000 at December 31, 1998, an increase of $3,553,000, or 2.6% from $136,622,000 at September 30, 1998. Competition from other financial and non-financial entities will continue to impact savings growth. The Association offers competitive interest rates on its deposit products.

There was no activity in FHLB advances in the quarter ended December 31, 1998. In January 1999, the Association borrowed $6,000,0000 in FHLB advances and repaid a maturing advance of $3,000,000.

At December 31, 1998 FHLB advances and certificates of deposit represented 21.0% and 62.1% of interest-bearing liabilities, respectively. At September 30, 1998, they represented 21.4% and 62.9% of interest-bearing liabilities respectively.

RESULTS OF OPERATIONS

Net Earnings: Earnings per share were $0.22 for both the quarter ended December 31, 1998 and the quarter ended December 31, 1997. Net earnings decreased $70,000, or 13.1%, to $465,000 for the quarter ended December 31, 1998, compared to $535,000 for the quarter ended December 31, 1997.

Increases in interest income and non-interest income and a decrease in the provisions for loan losses and income taxes were offset by increases in interest expense and non-interest expense.

Net Interest Income: Net interest income decreased $35,000, or 1.9%, to $1,856,000 for the quarter ended December 31, 1998, compared with $1,891,000 for the quarter ended December 31, 1997. Most of the decrease was due to the increase of interest bearing liabilities exceeding the increase in interest earning assets. As a result, the net interest margin decreased to 3.51% for the three months ended December 31, 1998 compared to 3.79% for the three months ended December 31, 1997. Interest earning assets averaged 119.42% of interest bearing liabilities for the three months ended December 31, 1998 compared to 123.28% for the comparable period in 1997 as a result of increases in fixed assets. The average spread between interest earning assets and interest bearing liabilities decreased to 2.61% for the three months ended December 31, 1998, compared to 2.65% for the same period in 1997. Most of the decrease in interest rate spread was due to average rates earned on interest earning assets decreasing more than average rates on interest bearing liabilities.

Interest Income: Interest income increased by $67,000, or 1.6%, for the quarter ended December 31, 1998, to $4,256,000 from $4,189,000 for the quarter ended December 31, 1997. The increase was primarily due to increased interest earning assets.

Interest Expense: Interest expense increased $102,000, or 4.4%, to $2,400,000 for the quarter ended December 31, 1998, compared to $2,298,000 for the comparable period in 1997. The increase is primarily a result of increased balances in interest bearing liabilities in the current period. Average rates on interest-bearing liabilities decreased during the quarter ended December 31, 1998 compared to the prior period. There was no activity in FHLB advances during the quarter ended December 31, 1998.

Provision for Loan Losses:  The provision for loan losses was $33,000 for the quarter ended December 31, 1998, compared to $83,000 for the same period in 1997.  The decrease was primarily due to the changing composition of the loan portfolio between the two periods.  The Association maintains a program for establishing general loan loss reserves by classifying
various components of the loan portfolio by potential risk.   Various
percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition or mix of the portfolio. As of December 31, 1998, the allowance for loan losses was $1,549,000, or .74% of total loans receivable and 57.01% of total nonperforming loans. Charge-offs were $5,000 and $2,000 for the quarters ended December 31, 1998 and 1997, respectively.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                         Three Months Ended December 31,
                                 1997        1996
Balance at beginning
  of period                   $1,624,000   $1,353,000
Provision                        (17,000)     362,000
Charge-offs                      (23,000)     (12,000)
Recoveries                            -            -
Balance at end of period      $1,584,000   $1,703,000


Noninterest Income: Noninterest income increased to $135,000 for the quarter ended December 31, 1998 from $74,000 for the comparable period in 1997. Loan fees and deposit service charges increased $43,000 for the three months ended December 31, 1998 compared to the same period in 1997, due primarily to increased deposit accounts with monthly charges and income from ATM and debit card transactions and increased underwriting fees. Other income increased $13,000 in the quarter ended December 31, 1998 compared to the same period in 1997. The increase was primarily due to increased profit on the sale of loans and commissions from the new brokerage operation of the Association's service corporation. Profits on the sale of loans totaled $23,000 in the quarter ended December 31, 1998 compared to $19,000 in the quarter ended December 31, 1997. The brokerage operation did not open until September 1998. Commissions in the quarter ended December 31, 1998 were $5,000.

Noninterest Expense: Noninterest expense increased $165,000 to $1,196,000 for the quarter ended December 31, 1998 from $1,031,000 for the same period in 1997. Personnel expenses increased $79,000 in the 1998 period compared to the comparable 1997 period. Cash compensation increased $93,000 for the current quarter. The Association had 68 full-time equivalent employees at December 31, 1998 compared to 57 at December 31, 1997. Most of the staffing increase is due to the opening of the new branch office in Liberty with its extended hours. Payroll taxes and other benefits increased $26,000 due to the increased number of employees. ESOP expenses were $29,000 lower in the quarter ended December 31, 1998 compared to the same period in 1997 due to lower average prices of the Company's common stock in the current quarter.

Occupancy expense increased $19,000 to $177,000 for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 due to increased real estate taxes and depreciation expenses for the new branch office building which was opened in August 1998 and increased expenses for office equipment, computer upgrades and increased depreciation expense for the new equipment.

Federal insurance premiums were $20,000 for both the quarter ended December 31, 1998 and the quarter ended December 31, 1997. Advertising expenses increased $2,000 to $37,000 for the quarter ended December 31, 1998 compared to the same period in 1997. Other operating expenses increased $64,000 to $219,000 for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997. A consultant was hired in the current quarter to assist in establishing a formal salary administration program. Professional fees increased due to the establishment of the brokerage operation and a cost recovery study done on the recent buildings.
Increases in insurance, postage and telephone expense offset decreases in office supplies and other expense.


Income Taxes: Income tax expense decreased $19,000 to $297,000 for the quarter ended December 31, 1998, compared to $316,000 for the same period in 1997, primarily due to a decrease of $89,000 in pre-tax income for the comparable periods. The effective tax rate was 39.0% and 37.1% for the quarters ended December 31, 1998 and 1997, respectively.

Asset and Liability Management - Interest Rate Sensitivity

At December 31, 1998, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing in the same period by $15.5 million, representing a cumulative negative one-year gap ratio of 7.0% to total assets. At
September 30, 1998, the negative gap was $1.2 million. The change is primarily due to the decrease in the average term of liabilities. That is primarily due to increased balances in money market deposit accounts and other transaction accounts which have no stated maturity and a preference by customers for shorter term certificates of deposit. During this time of lower interest rates, loan customers are also indicating their preference for longer term instruments.

The Year 2000 issue

The Association has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. Should the Company's mission critical systems fail in the Year 2000, the Company would have difficulty in processing transactions for loan and deposit customers, which could cause significant damage to the Company's important customer relationships.

The Association has completed assessment of its computer hardware Year 2000 compliance and testing of such hardware operating systems is approximately 95% complete. The Association has two mission critical software areas: the hardware operating system and the core (loan and deposit) processing system. The hardware operating system currently in use is acknowledged as Year 2000 compliant. A contract has been signed for a Year 2000 compliant core processing system with installation scheduled for June 1999. Proxy testing will be reviewed prior to conversion.

The Association is requiring its computer systems and software vendors to represent that the products are, or will be, Year 2000 compliant. Major suppliers and vendors have been requested to provide the Association with their progress in becoming Year 2000 compliant. Responses and progress of vendors is being monitored.

In the quarter ended December 31, 1998, Year 2000 costs did not exceed $20,000. Additional costs of Year 2000 compliance are not expected to exceed $80,000 in fiscal 1999. This estimate of costs to become Year 2000 compliant is exclusive of the estimated $425,000 necessary to purchase the new core processing system and related hardware.

Contingency plans are being developed for non-compliant non-mission critical items which continue to be updated and improved. Most of the contingency plans involve development of manual procedures or use of alternate systems.


NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest is not probable; however, in no event is interest accrued on loans for which interest is more than 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                            December 31,   September 30,
                                                1998           1998
                                               (Dollars in Thousands)

Non-Accruing Loans:
     One- to four-family                           $552        $721
     Multi-family                                    --          --
     Commercial                                      --          34
     Land                                            --          --
     Construction                                 1,053       1,044
     Consumer                                        --          --
       Total non-accuring loans                   1,605       1,799

Accruing loans delinquent 90 days or more(1)
     One- to four-family                            441         870
     Multi-family                                     7           7
     Commercial                                      --          --
     Land                                            19          --
     Construction                                   599         450
     Consumer                                        46          10
       Total accruing loans delinquent
         90 days or more                          1,112       1,337
       Total non-performing loans                 2,717       3,136

Foreclosed Assets:
     One- to four-family                             --          --
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                    --          --
     Consumer                                        14          19
       Total foreclosed assets                       14          19

Total non-performing assets                      $2,731      $3,155

Total classified assets                         $12,692     $11,803

Total non-performing loans as a
  percentage of loans receivable                   1.31%       1.52%
Total non-performing assets as a
  percentage of total assets                       1.24%       1.42%



_________________
(1) These loans are delinquent 90 days or more as to principal but not as to interest.  This can occur when the Association receives a partial payment from a borrower which is first applied to interest due.

Non-performing loans decreased $419,000, or 13.4% to $2,717,000 at December 31, 1998 from $3,136,000 at September 30, 1997. Classified assets increased 7.53% to $12,692,000 at December 31, 1998 from $11,803,000 at
September 30, 1998, primarily due to increased delinquencies on development loans. At December 31, 1998, four development loans were delinquent.
Since that date, three are now current as to interest and one has been paid off.

CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of December 31, 1998:

                         Actual               Required             Excess
                      Amount/Percent       Amount/Percent      Amount/Percent
                                        (Dollars in Thousands)

Tangible Capital      $35,006  16.18%       $3,245   1.50%     $31,761  14.68%
Core Leverage
  Capital              35,006  16.18%        8,653   4.00%      26,353  12.18%
Risk-Based
  Capital              36,555  24.81%       11,785   8.00%      24,770  16.81%


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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits, less withdrawable deposits maturing in more than one year, and borrowings payable on demand or in one year or less.
The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1998 and September 30, 1998 were 12.77% and 15.00% respectively.

In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank
to meet demand in accordance with the Association's growth plan.   The
wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. There was no activity for advances for the quarter ended December 31, 1998.The Association borrowed $6.0 million in FHLB advances in January 1998 and repaid a maturing advance of $3.0 million. Certificates of deposits were 78.6% of total savings and 62.1% of total interest-bearing liabilities at December 31, 1998 compared to 80.0% and 62.9% respectively at September 30, 1998.


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

                                           CAMERON FINANCIAL CORPORATION
                                                  Registrant



Date:  February 12, 1998                     /s/ David G. Just
                                             David G. Just, President and Chief
                                             Executive Officer (Duly Authorized
                                             Officer)


Date:  February 12, 1998                      /s/ Ronald W. Hill
                                              Ronald W. Hill, Vice-President &
                                              Treasurer (Principal Financial &
                                              Accounting Officer)