Form 10-Q
period 1999-03-31
CAMERON FINANCIAL CORP /DE/
filed 1999-05-12
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C.  20549
                                          __________________________________


                                                            FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date.

Class                                        Outstanding at May 7, 1999
Common stock, .01 par value                            2,082,579


                        CAMERON FINANCIAL CORPORATION

                                 Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                        Page

             Consolidated Balance Sheets at March 31, 1999,
             unaudited, and September 30, 1998                         3

             Consolidated Statements of Earnings for the Three
             Months and Six Months Ended March 31, 1999 and
             1998, unaudited                                            4

             Consolidated Statements of Equity for the
             Six Months Ended March 31, 1999, unaudited                 5

             Consolidated Statements of Cash Flows for
             the Six Months Ended March 31, 1999 and
             1998, unaudited                                             6


             Notes to Unaudited Consolidated Financial
             Statements                                                   7

        Item 2:          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                    8-18

PART II - OTHER INFORMATION                                              19

Signatures                                                               20





                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)

                                                                March 31,  September
                                                                    1999      1998
    Assets                                                      (unaudited)

    Cash and cash equivalents                                        $4,810   $7,719
    Investment securities held-to-maturity (estimated fair
      value of $16,509,000 at March 31 and $16,467,000 at
      September 30)                                                  16,591   16,302
    Mortgage-backed securities held-to-maturity                          6         7
    Loans receivable, net                                           198,554  184,605
    Accrued interest receivable:
         Loans and mortgage-backed securities                         1,322    1,346
         Investment securities                                          243      229
    Office property and equipment, net                                7,763    7,861
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost      2,312    2,013
    Deferred income taxes                                               153      155
    Other assets                                                      1,459    1,284

         Total assets                                              $233,213 $221,521

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                                           142,628  136,622
         Advances from FHLB                                          46,229   37,250
         Advance payments for taxes and insurance                     1,143    1,903
         Accrued interest on savings deposits                           183      180
         Accrued expenses and other liabilities                       2,795    1,901
         Income taxes payable                                           270      192

         Total liabilities                                          193,248  178,048

    Stockholders' Equity:
      Serial preferred stock, $.01 par, 2,000,000
        authorized, none issued or outstanding                      ---          --
      Common stock, $.01 par value, authorized 10,000,000
        shares, 3,026,928 shares issued                                  30       30
      Additional paid in capital                                     30,119   30,058
      Retained earnings, substantially restricted                    27,032   26,220
      Less:
       Unearned employee benefits                                    (1,751)  (1,947)
       Treasury stock, at cost- 944,349 shares at March 31, 1999
          and 646,196 at September 30, 1998                         (15,465) (10,888)
      Total stockholders' equity                                     39,965   43,473

         Total liabilities and stockholders' equity                $233,213 $221,521


See accompanying Notes to Unaudited Consolidated Financial Statements.


                                         CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                              Consolidated Statements of Earnings
                                                          (unaudited)



                                     Three Months Ended    Six Months Ended

                                          March 31,             March 31,

                                       1999        1998       1999     1998

                                     (Dollars in thousands, except share data)

        Interest income:
           Loans                       4,021      $3,940     $7,946   $7,763
           Investment securities         231         232        466      450
           Certificates of deposit
               and other                  78         128        174      276
                Total interest incom   4,330       4,300      8,586    8,489

        Interest expense:
           Savings deposits            1,802       1,770      3,643    3,556
           Borrowed money                576         559      1,135    1,071
                Total interest expense 2,378       2,329      4,778    4,627

                Net interest income    1,952       1,971      3,808    3,862

        Provision for loan losses       (144)         21       (111)     104
               Net interest income after
               provision forloan losses 2,096       1,950     3,919     3,758

        Noninterest income:
           Loan fees and service charges   82          54        174      103
           Gain on sale of investments      0           0          5        0
           Other income                    30          32         68       57
                Total noninterest income  112          86        247      160

        Noninterest expense:
           Compensation, payroll taxes
            and fringe benefits           677         636      1,362     1,242
           Occupancy expense              200         153        377       311
           Data processing                 63          47        124        97
           Federal insurance premiums      21          21         41        41
           Advertising                     41          22         78        57
           Loss on real estate owned        5           3          2        10
        Other operating expenses          198         187        417       342

Total noninterest expense               1,205       1,069      2,401     2,100


Earnings before income taxes            1,003         967      1,765     1,818


Income taxes                              375         357        672       673


Net earnings                             $628        $610     $1,093    $1,145

        Basic earnings per share        $0.30       $0.24      $0.50     $0.48
        Diluted earnings per share      $0.30       $0.24      $0.50     $0.47
        Basic average
         shares outstanding         2,069,044   2,548,679  2,172,791 2,406,844
        Common stock
         equivalents-stock options          0      16,695      6,271    46,556
        Diluted average shares
            outstanding             2,069,044   2,565,374  2,179,062 2,453,400



See accompanying Notes to Unaudited Consolidated Financial Statements.

                           CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Statements of Stockholders' Equity
                              For The Six Months Ended March 31, 1999
                                           (Unaudited)
                                       (Dollars in Thousands)


                                       Additional           Unearned              Total
                               Common  paid-in    Retained  employee Treasury stockholders'
                               Stock   capital    earnings  benefits  stock       equity

Balance at September 30, 1998    $30     $30,058   $26,220  ($1,947) ($10,888)      $43,473

 Net earnings                       -        -       1,093       -        -         $1,093

 Amortization of RRP                -        -          -       160       (61)           99

 Additional RRP award               -       (13)        -       (88)      101          -

 Allocation of ESOP shares          -         74        -       124        -            198

 Dividends declared                 -        -        (281)      -        -           (281)

 Purchase 298,153 shares of
  treasury stock                    -        -          -        -    (4,617)       (4,617)

Balance at March 31, 1999         $30     $30,119   $27,032 ($1,751) ($15,465)      $39,965


See accompanying Notes to Unaudited Consolidated Financial Statements.

                             CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Cash Flows
                                       Six Months Ended March 31,
                                               (Unaudited)

                                                         1999      1998
                                                     (Dollars in Thousands)
Cash flows from operating activities:
 Net earnings                                          $1,093    $1,145
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                          219       153
   Provision for loan losses                             (111)      104
   Provision for losses on real estate owned                1         -
   Amortization of RRP and allocation of ESOP shares      297       356
   Deferred income taxes                                    2       (79)
   Loss on sales of real estate owned                       2         1
   Amortization of deferred loan fees                    (251)     (258)
   Proceeds from sales of loans held for sale           3,290     4,635
   Origination of loans held for sale                  (2,893)   (4,407)
   Gain on sale of loans held for sale                    (36)      (41)
   Changes in assets and liabilities:
     Accrued interest receivable                           10       (46)
     Other assets                                        (175)      (19)
     Accrued interest payable                               3         4
     Accrued expenses and other liabilities               908      (345)
     Current income taxes payable                          78        91

       Net cash provided by operating activities       $2,437    $1,294

Cash flows from investing activities:
   Net increase in loans receivable                   (13,967)   (5,769)
   Mortgage-backed securities principal payments            1         2
   Maturity of investment securities
      held to maturity                                  8,214     6,547
   Purchase of investment securities
      held to maturity                                 (8,499)   (6,496)
    Purchase of FHLB stock                               (299)     (251)
    Net proceeds from sale of real estate owned            17       254
   Additions and improvements to real estate owned         (1)       (8)
   Purchase of office properties and equipment           (125)     (808)

       Cash used in investing activities             ($14,659)  ($6,529)


Cash flows from financing activities:
   Proceeds from issuance of common stock                   -        73
   Net increase in NOW passbook and
      money market deposit accounts                     4,736     2,946
   Net increase in certificate accounts                 1,270     2,403
   Net decrease in advance payments by
      borrowers for taxes and insurance                  (760)     (948)
   Proceeds from Federal Home Loan Bank advances       12,000     8,000
   Repayment of FHLB advances                          (3,021)   (5,000)
   Dividends paid                                        (295)     (337)
   Purchase of Treasury stock                          (4,617)        -

        Net cash provided by
           financing activities                         9,313     7,137

        Net (decrease) increase in cash                (2,909)    1,902

Cash and cash equivalents at beginning of period        7,719    10,509
Cash and cash equivalents at end of period             $4,810   $12,411

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes          $609      $662
   Cash paid during the period for interest, net
   of capitalized interest                             $4,775    $4,623

Supplemental schedule of noncash investing and financing activities:
        Conversion of loans to real estate owned         $157      $358
        Conversion of real estate owned to loans         $137      $111
        Dividend declared and payable                    $137      $168





See accompanying Notes to Unaudited Consolidated Financial Statements.


                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1998, such information and footnotes have not been duplicated herein; however, the September 30, 1998 balance sheet is derived from audited financial statements. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month and six month period ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1999. The September 30, 1998 balance sheet information has been derived from the consolidated balance sheet as of that date.


(2)      Comprehensive income and segment reporting.

Effective for the quarter ended December 31, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 requires the classification of other comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated statement of stockholder's equity. Since adoption, the Company has had no components of comprehensive income other than net income. SFAS No. 131 requires financial and descriptive reporting about their reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management. The Company has only one segment.

(3)      Impact of Accounting Standards.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters beginning after June 15, 1999. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operation, nor will adoption require additional capital resources.


                    CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental regulatory, and technical factors affecting the Company's operations, pricing, products and services.

The following discussion compares the financial condition of Cameron Financial Corporation, the "Company", and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at March 31, 1999 to its fiscal year end September 30, 1998, and the results of operations for the three and six months ended March 31, 1999 with the three and six months ended March 31, 1998. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

FINANCIAL CONDITION

Total assets increased 5.3%, or $11,692,000, to $233,213,000 at March 31,
1999 from $221,521,000 at September 30, 1998. Loans receivable, net, increased 7.6%, or $13,949,000, to $198,554,000 at March 31, 1999 from
$184,605,000 at September 30, 1998. Cash, investment securities and certificates of deposits in other financial institutions decreased 10.9%, or $2,620,000, to $21,401,000 at March 31, 1999 from $24,021,000 at
September 30, 1998. Deposits increased 4.4%, or $6,006,000, to $142,628,000 at March 31, 1999 from $136,622,000 at September 30, 1998.
Advances from the Federal Home Loan Bank increased 24.1%, or $8,979,000, to $46,229,000 at March 31, 1999 from $37,250,000 at September 30, 1998.
Stockholders' equity decreased 8.1%, or $3,508,000 to $39,965,000 at March 31, 1999 from $43,473,000 at September 30, 1998, as a result of the Company's stock repurchase programs. On March 19, 1999 the Company announced its intention to repurchase up to 5% of its outstanding shares, totaling 109,619 shares, in the open market over the next 12 months. Those shares were repurchased in March 1999. The total cost of the shares was $1,536,000. On December 31, 1998, the Company completed a 10% stock repurchase of 243,373 shares at a cost of $3,980,000.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                              March 31,  September 30,
                                1999         1998
One- to four family         $149,631,000 $134,416,000
Multifamily                    2,848,000    2,943,000
Commercial real estate         4,393,000    3,243,000
Land                           7,385,000    7,805,000
Development                    7,456,000    3,254,000
Construction (1)              36,023,000   45,654,000
Consumer loans                10,962,000    9,241,000
  Total Loans Receivable     218,698,000  206,556,000
Less:
Deferred loan fees, net          586,000      700,000
Loans in process              18,153,000   19,730,000
Allowance for loan losses      1,405,000    1,521,000
  Net Loans Receivable      $198,554,000 $184,605,000

(1) Speculative construction $22,274,000  $30,304,000
    Contract and permanent
    construction             $13,749,000  $15,350,000
Total                        $36,023,000  $45,654,000

During the six months ended March 31, 1999, permanent 1-4 family loans increased $15,215,000, or 11.3%, to $149,631,000; development loans increased $4,202,000, or 129.1%, to $7,456,000; and consumer loans increased $1,721,000, or 18.6%, to $10,962,000; and construction loans decreased $9,631,000, or 21.1%, to $36,023,000. During that time period, speculative construction loans decreased $8,030,000, or 26.5%, while contract and construction-permanent loans decreased $1,601,000.

Deposits were $142,628,000 at March 31, 1999, an increase of $6,006,000, or 4.4% from $136,662,000 at September 30, 1998. The majority of the growth is attributed to the opening of the new branch office in Liberty in August 1998. Competition from other financial and non-financial entities will continue to impact deposit growth. The Association offers competitive interest rates on its deposit products.

During the quarter ended March 31, 1999, the Association borrowed an additional $12,000,000 from the Federal Home Loan Bank and repaid maturing advances of $3,021,000. There was no FHLB advance activity in the quarter ended December 31, 1998.

At March 31, 1999, FHLB advances and certificates of deposit were 24.5% and 58.5% of interest-bearing liabilities, respectively. At September 30, 1998, they were 21.4% and 62.9%, respectively.

RESULTS OF OPERATIONS

Net Earnings: Basic and diluted earnings per share increased $0.06, to $0.30 for the quarter ended March 31, 1999, compared to $0.24 for the quarter ended March 31, 1998. Net earnings increased $18,000, or 3.0%, to $628,000 for the quarter ended March 31, 1999, compared to $610,000 for the quarter ended March 31, 1998. Basic and diluted earnings per share increased $0.02 and $0.03, respectively, to $0.50 for the six months ended March 31, 1999 compared to $0.48 basic earnings per share and $0.47 diluted earnings per share for the six months ended March 31, 1998. Net earnings decreased $52,000 to $1,093,000 for the six months ended March 31, 1999, compared with $1,145,000 for the six months ended March 31, 1998. For the quarterly period, the increases in interest income and non-interest income and a decrease in the provision for loan losses offset increases in interest expense, non-interest expenses and the provision for income taxes. For the six-month period, increases in interest expense and non-interest expense offset increases in interest income and non-interest income and decreases in the provision for loan losses and provision for income taxes.

Net Interest Income: Net interest income decreased $19,000, or 1.0%, to $1,952,000 for the quarter ended March 31, 1999, compared to $1,971,000 for the quarter ended March 31, 1998. Net interest income decreased $54,000 or 1.4% to $3,808,000 for the six months ended March 31, 1999, compared to $3,862,000 for the six months ended March 31, 1998. The net interest margin decreased to 3.55% for the six months ended March 31, 1999 compared to 3.77% for the six months ended March 31, 1998. Interest earning assets averaged 118.63% of interest bearing liabilities for the six months ended March 31, 1999 compared to 122.68% for the same period in 1998. The average spread between interest earning assets and interest bearing liabilities decreased to 2.71% for the six months ended March 31, 1999, compared to 2.74% for the same period in 1998.

Interest Income: Interest income increased by $30,000, or 0.7%, to $4,330,000 for the quarter ended March 31, 1999, from $4,300,000 for the quarter ended March 31, 1998. Interest income increased by $97,000, or 1.1%, to $8,586,000 for the six months ended March 31, 1999, from $8,489,000 for the six months ended March 31, 1998. The increases were primarily due to increased balances of interest earning assets.

Interest Expense: Interest expense increased $49,000, or 2.1%, to $2,378,000 for the quarter ended March 31, 1999, from $2,329,000 for the same period in 1998. For the six-month period ended March 31, 1999, interest expense increased $151,000, or 3.3% to $4,778,000 from $4,627,000 for the prior period. The increases were primarily a result of increases of average balances in savings deposits and FHLB advances.

Provision for Loan Losses: The provision for loan losses was a negative $144,000 for the quarter ended March 31, 1999, compared to a positive $21,000 for the same period in 1998. The provision for loan losses was a negative $111,000 for the six month period ended March 31, 1999, compared to a positive $104,000 for the same period in 1998. The decreases were due to the change in the mix or composition of the portfolio. The allowance for loan losses is reviewed and adjusted monthly by management based on the size and composition or mix of the gross loan portfolio. Various percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition or mix of the portfolio. Speculative construction loans, which carry the highest risk factor, decreased $8,00,0000, or 26.5%, to $22,300,000 at March 31, 1999
from $30,3000,000 at September 30, 1998.  As of March 31, 1999, the
allowance for loan losses was $1,405,000, or 0.71% of net loans receivable and 158.76% of total nonperforming loans. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. Charge-offs were $5,000 and $4,000 for the six-month periods ended March 31, 1999 and 1998, respectively.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                        Six Months Ended March 31,
                            1999        1998
Balance at beginning
  of period              $1,521,000   $1,624,000
Provision                  (111,000)     104,000
Charge-offs                  (5,000)      (4,000)
Recoveries                       -            -
Balance at end of period $1,405,000   $1,724,000


Non-interest Income:  Non-interest income increased 30.2% to $112,000 for the quarter ended March 31, 1999 from $86,000 for the same period in 1998. Loan fees and deposit service charges increased $28,000 to $82,000 for the three months ended March 31, 1999 compared to $54,000 for the same period in 1998. Other income decreased $2,000 to $30,000 in the quarter ended March 31, 1999 compared to $28,000 for the same period in 1998. Non-interest income increased 54.4% to $247,000 for the six months ended March 31, 1999 from $160,000 for the six months ended March 31, 1998. Loan fees and deposit service charges increased $71,000 to $174,000 for the six months ended March 31, 1999 compared to $103,000 for the same period in 1998. Other income increased $11,000 to $68,000 during the six months ended March 31, 1999 compared to the six months ended March 31, 1998. Loan fees and deposit service charges increased in both periods primarily due to the increased number of loans, increased deposit accounts with monthly charges and income from ATM and debit card transactions. Other income decreased in the quarter ended March 31, 1999 primarily due to decreased profit on the sale of loans as a result of fewer loan sales. Profits on the sale of loans were $12,000 and $23,000 for the quarters ended March 31, 1999 and 1998 respectively. Brokerage commissions from the Association's service corporation were $13,000 for the quarter ended March 31, 1999. The brokerage office opened in September 1998. Commissions from the service corporation's insurance agency were $4,000 and $6,000 for the quarters ended March 31, 1999 and 1998 respectively. Other income increased in the six months ended March 31, 1999, compared to the prior period primarily due to increased brokerage commissions. They were $18,000 for the current period. Profit on the sale of loans were $36,000 and $42,000 for the six months ended March 31, 1999 and 1998 respectively.

Non-interest Expense: Non-interest expense increased $136,000 to $1,205,000 for the quarter ended March 31, 1999 from $1,069,000 for the same period in 1998. Personnel expenses increased $41,000 to $677,000 for the quarter ended March 31, 1999 compared to $636,000 for the same period in 1998. Cash compensation increased $97,000 for the current quarter. Payroll taxes and other benefits increased $9,000 for the current quarter. The Association had 67 full-time equivalent employees at March 31, 1999 compared to 58 at March 31, 1998. Most of the staffing increase was due to the opening of the new branch office in Liberty. ESOP expenses decreased $42,000 in the quarter ended March 31, 1999 compared to the prior period due to lower average prices of the Company's common stock in the current quarter.

Occupancy expense increased $47,000 to $200,000 for the quarter ended March 31, 1999 compared to $153,000 for the quarter ended March 31, 1998. The increase was due to increased real estate taxes and depreciation on the new branch office building opened in August 1998 and increased expenses for office equipment, computer upgrades and increased depreciation expense.

Advertising expenses increased $19,000 to $41,000 for the quarter ended March 31, 1999 compared to $22,000 for the same period in 1998 due to increased advertising for a new senior's club and increased advertising for the new branch office in Liberty. Other operating expenses increased $11,000 to $198,000 for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. In the current quarter, postage increased $9,000, data processing related expenses increased $8,000, telephone expenses increased $11,000 and insurance and deposit account supplies increased $5,000 each. Professional fees decreased $23,000 due primarily to one time charges in prior periods.

Non-interest expense increased $301,000 for the six months ended March 31, 1999 compared to the six months ended March 31, 1998. Personnel expenses increased $120,000 for the current period. Cash compensation increased $190,000 due primarily to more employees. Payroll taxes and other benefits increased $35,000 due to more employees. ESOP expense decreased in the current period by $71,000 due to lower average prices of the Company's common stock in the current period. Occupancy expenses increased $66,000 to $377,000 for the six month period ended March 31, 1999 compared to $311,000 for the same period in 1998, due to increased real estate taxes and depreciation on the new branch office building and increased expenses for office equipment, computer upgrades and increased depreciation expense. Data processing expenses increased $27,000 to $124,000 for the six months ended March 31, 1999 compared to $97,000 for the prior year. The increase was primarily due to more accounts being processed and increased charges in conjunction with the Association's upcoming conversion to a new core processing system. Advertising expenses increased $21,000 to $78,000 for the six months ended March 31, 1999 compared to $57,000 for the same period in 1998. The increase was primarily due to increased advertising for the new Liberty branch and the new senior's program. Other operating expenses increased $75,000 to $417,000 for the six months ended March 31, 1999 compared to $342,000 for the prior year. Telephone expenses increased $16,000; training expenses increased $12,000 and deposit account supply expenses increased $8,000; Loan expenses increased $9,000, postage expense increased $13,000 and insurance expense increased $11,000.


Income Taxes: Income tax expense increased $18,000 to $375,000 for the quarter ended March 31, 1999, compared to $357,000 for the same period in 1998. The effective tax rate was 37.4% and 36.9% for the quarters ended March 31, 1999 and 1998, respectively. Income tax expense decreased $1,000 to $672,000 for the six months ended March 31, 1999, compared to $673,000 for the six months ended March 31, 1998. The effective tax rate was 38.1% and 37.0% for the six months periods ended March 31, 1999 and 1998, respectively.

Asset and Liability Management - Interest Rate Sensitivity

At March 31, 1999, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing in the same period by $21.7 million, representing a cumulative negative one-year gap ratio of 9.3% to total assets. At September 30, 1998, the negative gap was $1.2 million. The change is primarily due to the decrease in the average term of liabilities and the increase in average term of assets. The decrease in the average term of liabilities is primarily due to increased balances in money market deposit accounts and other transaction accounts which have no stated maturity and a preference by customers for shorter term certificates of deposit. The increase in the average term of assets is primarily due to the amount of adjustable mortgage loans with time periods between three and five years prior to the start of annual adjustments. During the six months ended March 31, 1999, the Association had originated $25.1 million of adjustable mortgage loans, primarily with either three or five years until the first adjustment, and $10.6 million of fixed rate mortgage loans with terms exceeding 15 years. As previously stated, speculative construction loans, which generally have a term of one year, have decreased $8.0 million in the six months ended March 31, 1999.

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

The Association has completed assessment of its mission critical computer hardware Year 2000 compliance and testing of such hardware operating systems is complete. The Association has two mission critical software areas: the hardware operating system and the core (loan and deposit) processing system. The hardware operating system currently in use is acknowledged as Year 2000 compliant. A contract has been signed for a Year 2000 compliant core processing system. The software has been installed and Year 2000 testing will soon begin. Year 2000 testing should be completed prior to the scheduled conversion in early June 1999.

The Association is requiring its computer systems and software vendors to represent that the products are, or will be, Year 2000 compliant. Major suppliers and vendors have been requested to provide the Association with their progress in becoming Year 2000 compliant. Responses and progress of vendors is being monitored.

The Association has an ongoing program to inform customers of the Year 2000 problem and the progress the Association is making in becoming Year 2000 compliant. The Association has reviewed customer relationships and does not believe potential Year 2000 problems of customers will have a material effect on the Association. The Association has developed a cash and currency plan to ensure that the Association has adequate funds on hand to meet cash requirements of customers during late 1999 and early 2000.

In the quarter ended March 31, 1999, Year 2000 costs did not exceed $30,000. Additional costs of Year 2000 compliance are not expected to exceed $50,000 in fiscal 1999. This estimate to become Year 2000 compliant is exclusive of the estimated $425,000 necessary to purchase the new core processing system and related hardware.

Contingency plans are being developed for mission critical and non-mission critical items. Most of the contingency plans involve development of manual procedures or use of alternate systems. Testing schedules for contingency plans are being established.

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


                                            March 31,   September 30,
                                                1999        1998
                                            (Dollars in Thousands)

Non-Accruing Loans:
     One- to four-family                        $177         $721
     Multi-family                                 --           --
     Commercial                                   --           34
     Land                                         --           --
     Construction                                536        1,044
     Consumer                                     --           --
       Total non-accuring loans                  713        1,799

Accruing loans delinquent 90 days or more(1)
     One- to four-family                          102          870
     Multi-family                                  --            7
     Commercial                                    --           --
     Land                                          63           --
     Construction                                  --          450
     Consumer                                       7           10
       Total accruing loans delinquent
         90 days or more                          172        1,337
       Total non-performing loans                 885        3,136

Foreclosed Assets:
     One- to four-family                           --           --
     Multi-family                                  --           --
     Commercial                                    --           --
     Land                                          --           --
     Construction                                  --           --
     Consumer                                      21            19
       Total foreclosed assets                     21            19

Total non-performing assets                      $906        $3,155

Total classified assets                         $11,041      $11,803

Total non-performing loans as a
  percentage of loans receivable                   0.40%        1.52%
Total non-performing assets as a
  percentage of total assets                       0.39%        1.42%



Non-performing loans decreased $2,251,000, or 71.8% to $885,000 at March 31, 1999 from $3,136,000 at September 30, 1998. The majority of the decrease was due to fewer delinquent construction loans and fewer delinquent one- to four-family loans. Classified assets decreased 6.5% to $11,041,000 at March 31, 1999 from $11,803,000 at September 30, 1998, primarily because of the decrease in speculative construction loans that were not paid off in their initial one year term.


CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of March 31, 1999:

                      Actual               Required             Excess
                      Amount/Percent       Amount/Percent       Amount/Percent
                                        (Dollars in Thousands)

Tangible Capital      $35,330  15.46%       $3,428   1.50%      $31,902 13.96%
Core Leverage
  Capital              35,330  15.46%        9,141   4.00%       26,189 11.46%
Risk-Based
  Capital              36,735  23.70%       12,398   8.00%       24,337 15.70%




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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits, less withdrawable deposits maturing in more than one year, and borrowings payable on demand or in one year or less.
The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at March 31, 1999 and September 30, 1998 were 10.75% and 15.00%, respectively.

In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. The Association borrowed $12.0 million and repaid $3.0 million in the quarter ended March 31, 1999. Two new advances, for a total of $6.0 million, have fixed interest rates and final maturities of ten years with quarterly call provisions after five years. Two new advances, also for $6.0 million, have fixed interest rates and are to be amortized over a 15 year term. Each of the amortizing advances can be repaid with no penalty after five years. Rates on the advances ranged from 4.83% to 6.10%. Certificates of deposits were 77.5% of total savings and 58.5% of total interest-bearing liabilities at March 31, 1999 compared to 80.0% and 62.9% respectively at September 30, 1998.

On September 17, 1998, the Company announced a 10% stock repurchase program. By December 31, 1998 a total of 243,373 shares were repurchased at a cost of $3,980,000, completing that buyback. On March 19, 1999, the Company announced a 5% stock repurchase program. By March 31, 1999, a total of 109,619 shares were repurchased at a cost of $1,536,000, completing that buyback.

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

                 Not Applicable

ITEM 3.          Defaults upon Senior Securities

                 Not Applicable

ITEM 4.          Submissions of Matters to a Vote of Security Holders

                 The annual meeting of stockholders of the Company was held on January 25, 1999. Mr Jon N. Crouch and Mr. William F. Barker were each elected as directors for three year terms as follows: Mr. Crouch had 1,957,179 shares for, 41,261 shares withheld and no broker non-votes; Mr. Barker had 1,954,379 shares for, 44,061 shares withheld and no broker non-votes. The following Directors' terms of office continued after the meeting: David G. Just, William J. Heavner, Harold D. Lee, Kennith R. Baker and Dennis E. Marshall.

                 The stockholders approved the ratification of the appointment of KPMG LLP as the Company's auditors by a vote of 1,979,185 shares for, 16,455 shares against, 2,800 abstentions and no broker non-votes.

ITEM 5.          Other Information

                 None

ITEM 6.          Exhibits and Reports of Form 8-K

                 Financial Data Schedule; EX-27

                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAMERON FINANCIAL CORPORATION
                                             Registrant


Date:     May 12, 1999         /s/ David G. Just
                               David G. Just, President and Chief
                               Executive Officer (Duly Authorized
                               Officer)

Date:    May 12, 1999          /s/ Ronald W. Hill
                               Ronald W. Hill, Vice-President &
                               Treasurer (Principal Financial &
                               Accounting Officer)