Form 10-Q
period 1999-06-30
CAMERON FINANCIAL CORP /DE/
filed 1999-08-12
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                     __________________________________


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999

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
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date.

Class                                           Outstanding at August 6, 1999
Common stock, .01 par value                                  2,082,379


                                         CAMERON FINANCIAL CORPORATION

                                                   Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                           Page

Consolidated Balance Sheets at June 30, 1999,
unaudited, and September 30, 1998                                         3

Consolidated Statements of Earnings for the Three
Months and Nine Months Ended June 30, 1999 and
1998, unaudited                                                            4

Consolidated Statements of Stockholder's Equity
for the Nine Months Ended June 30, 1999, unaudited                         5

Consolidated Statements of Cash Flows for
the Nine Months Ended June 30, 1999 and
1998, unaudited                                                            6


Notes to Unaudited Consolidated Financial
Statements                                                                 7

        Item 2:          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                     8-17

PART II - OTHER INFORMATION                                               18

Signatures                                                                18








                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)
                                                             June 30,   September 30,
                                                               1999         1998
    Assets                                                              (unaudited)



    Cash and cash equivalents                                  $5,056      $7,719
    Investment securities held-to-maturity (estimated fair
      value of $17,229,000 at June 30 and $16,467,000 at
      September 30)                                             17,597     16,309
    Loans receivable, net                                      208,452    184,605
    Accrued interest receivable:
         Loans                                                   1,356      1,346
         Investment securities                                     227        229
    Office property and equipment, net                           7,812      7,861
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost 2,779      2,013
    Deferred income taxes                                          153        155
    Other assets                                                 1,733      1,284

         Total assets                                         $245,165   $221,521

    Liabilities and Stockholders' Equity

    Liabilities:
    Savings deposits                                           143,193    136,622
    Advances from FHLB                                          55,566     37,250
    Other borrowed funds                                           910        ---
    Advance payments for taxes and insurance                     1,666      1,903
    Accrued interest on savings deposits                           204        180
    Accrued expenses and other liabilities                       3,015      1,901
    Income taxes payable                                           289        192

    Total liabilities                                          204,843    178,048

    Stockholders' Equity:
    Serial preferred stock, $.01 par, 2,000,000
      authorized, none issued or outstanding                      ---          --
    Common stock, $.01 par value, authorized 10,000,000
      shares, 3,026,928 shares issued                              30          30
    Additional paid in capital                                 30,141      30,058
    Retained earnings, substantially restricted                27,236      26,220
    Less:
     Unearned employee benefits                                (1,617)     (1,947)
     Treasury stock, at cost- 944,549 shares at June 30, 1999
        and 646,196 at September 30, 1998                     (15,468)    (10,888)
    Total stockholders' equity                                 40,322      43,473

    Total liabilities and stockholders' equity               $245,165    $221,521



See accompanying Notes to Unaudited Consolidated Financial Statements.


                   CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Earnings
                                     (unaudited)




                                                Three Months Ended    Nine Months Ended
                                                       June 30,           June 30,
                                                 1999        1998       1999     1998
                                                (Dollars in thousands, except share data)

        Interest income:
           Loans                                 $4,123      $3,919    $12,069  $11,682
           Investment securities                    248         242        714      692
           Certificates of deposit and other         52         159        226      435
                Total interest income             4,423       4,320     13,009   12,809

        Interest expense:
           Savings deposits                       1,810       1,783      5,453    5,339
           Borrowed money                           698         592      1,833    1,663
                Total interest expense            2,508       2,375      7,286    7,002

                Net interest income               1,915       1,945      5,723    5,807

        Provision for loan losses                    65        (121)       (46)     (17)
                Net interest income after
                provision for loan losses         1,850       2,066      5,769     5,824

        Noninterest income:
           Loan fees and service charges             76          67        250      170
           Gain on sale of investments                0           0          5        0
           Other income                              38          24        106       81
                Total noninterest income            114          91        361      251

        Noninterest expense:
           Compensation, payroll taxes and
            fringe benefits                         694         639      2,056     1,881
          Occupancy expense                         173         143        550       454
           Data processing                           84          44        208       141
          Federal insurance premiums                 21          20         62        61
          Advertising                                34          34        112        91
          Loss on real estate owned                  (1)          0          1        10
          Other operating expenses                  227         205        644       547

        Total noninterest expense                 1,232       1,085      3,633     3,185


        Earnings before income taxes                732       1,072      2,497     2,890


        Income taxes                                284         400        956     1,073

               Net earnings                        $448        $672     $1,541    $1,817

        Basic earnings per share                  $0.23       $0.28      $0.73     $0.76
        Diluted earnings per share                $0.23       $0.28      $0.73     $0.74
        Basic average shares outstanding      1,966,627   2,365,097  2,102,395 2,397,272
        Common stock equivalents-stock options        0      52,375          0    49,335
        Diluted average shares outstanding    1,966,627   2,417,472  2,102,395 2,446,607

See accompanying Notes to Unaudited Consolidated Financial Statements.


             CAMERON FINANCIAL CORPORATION AND SUBSIDIARY



                       Consolidated Statements of Stockholders' Equity
                           For The Nine Months Ended June 30, 1999
                                        (Unaudited)
                                 (Dollars in Thousands)


                                         Additional           Unearned              Total
                                  Common  paid-in   Retained  employee Treasury stockholders'
                                  Stock   capital    earnings benefits  stock       equity
Balance at September 30, 1998       $30     $30,058   $26,220 ($1,947) ($10,888)      $43,473

 Net earnings                          -        -       1,541      -        -         $1,541

 Amortization of RRP                   -        -          -      231       (64)          167

 Additional RRP award                           (13)             (88)      101          -

 Allocation of ESOP shares             -         96        -     187        -            283

 Dividends declared                    -        -        (525)     -        -           (525)

 Purchase 298,353 shares of
  treasury stock                       -        -          -       -    (4,617)       (4,617)

Balance at June 30, 1999            $30     $30,141   $27,236 ($1,617) ($15,468)      $40,322


See accompanying Notes to Unaudited Consolidated Financial Statements.



                      CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                                  Nine Months Ended June 30,
                                          (Unaudited)

                                                         1999      1998

Cash flows from operating activities:
 Net earnings                                          $1,541    $1,817
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                          294       224
   Provision for loan losses                              (46)      (17)
   Provision for losses on real estate owned                1         -
   Amortization of RRP and allocation of ESOP shares      450       559
   Deferred income taxes                                    2       (69)
   Loss on sales of real estate owned                       2         1
   Amortization of deferred loan fees                    (341)     (402)
   Proceeds from sales of loans held for sale           4,990     6,337
   Origination of loans held for sale                  (4,666)   (5,813)
   Gain on sale of loans held for sale                    (56)      (58)
   Changes in assets and liabilities:
     Accrued interest receivable                           (8)     (162)
     Other assets                                        (409)     (124)
     Accrued interest payable                              24         5
     Accrued expenses and other liabilities             1,014      (261)
     Current income taxes payable                          97         6

       Net cash provided by operating activities       $2,889    $2,043

Cash flows from investing activities:
   Net increase in loans receivable                   (23,788)   (3,781)
   Mortgage-backed securities principal payments            2         3
   Maturity of investment securities
      held to maturity                                  8,714     7,047
   Purchase of investment securities
      held to maturity                                 (9,999)  (10,496)
    Purchase of FHLB stock                               (766)     (251)
    Net proceeds from sale of real estate owned            17       254
   Additions and improvements to real estate owned         (1)       (8)
   Purchase of office properties and equipment           (250)   (1,260)

       Cash used in investing activities             ($26,071)  ($8,492)


Cash flows from financing activities:
   Proceeds from issuance of common stock                   -        73
   Net increase in NOW passbook and
      money market deposit accounts                     6,129     3,584
   Net increase in certificate accounts                   442     1,205
   Net decrease in advance payments by
      borrowers for taxes and insurance                  (237)     (438)
   Proceeds from Federal Home Loan Bank advances       29,700    15,000
   Proceeds from other borrowed funds                     910         -
   Repayment of FHLB advances                         (11,384)  (10,000)
   Dividends paid                                        (424)     (504)
   Purchase of Treasury stock                          (4,617)  ($2,766)

        Net cash provided by
           financing activities                        20,519     6,154

        Net (decrease) increase in cash                (2,663)     (295)

Cash and cash equivalents at beginning of period        7,719    10,509
Cash and cash equivalents at end of period             $5,056   $10,214

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes          $870    $1,141
   Cash paid during the period for interest, net
   of capitalized interest                             $7,357    $6,996

Supplemental schedule of noncash investing and financing activities:
        Conversion of loans to real estate owned         $197      $358
        Conversion of real estate owned to loans         $137      $111
        Dividend declared and payable                    $243      $159


See accompanying Notes to Unaudited Consolidated Financial Statements.

         CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
      Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month and nine month periods ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1999. The September 30, 1998 balance sheet information has been derived from the consolidated balance sheet as of that date.


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

(3)      Impact of New Accounting Standards.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters beginning after June 15, 1999. The FASB subsequently issued SFAS No. 137 which effectively delayed the effective date of SFAS No. 133 until June 15, 2000. Management believes adoption of SFAS No. 137 will not have a material effect on the Company's financial position or results of operation, nor will adoption require additional capital resources.

           CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technical factors affecting the Company's operations, pricing, products and services.

The following discussion compares the financial condition of Cameron Financial Corporation, the "Company", and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at June 30, 1999 to its fiscal year end September 30, 1998, and the results of operations for the three and nine months ended June 30, 1999 with the three and nine months ended June 30, 1998. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

GENERAL

The Company was organized as a Delaware corporation in December 1994, at the direction of the Association's Board of Directors, to acquire all of the capital stock issued by the Association upon its conversion from the mutual to stock form of ownership. The business of the Company consists primarily of the business of the Association.

The Association was originally founded in April 1887 as a Missouri chartered savings and loan association located in Cameron, Missouri. On November 28, 1994, the Association members voted to convert the Association to a Federal charter. The Association conducts its business through its main office in Cameron, Dekalb County, and three full service branch offices located in Liberty, Clay County, Maryville, Nodaway County, and Mound City, Holt County. Deposits are insured by the Federal Deposit Insurance Corporation, the "FDIC", to the maximum allowable.

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

FINANCIAL CONDITION

Total assets increased 10.7%, or $23,644,000, to $245,165,000 at June 30,
1999 from $221,521,000 at September 30, 1998. Loans receivable, net, increased 12.9%, or $23,847,000, to $208,452,000 at June 30, 1999 from
$184,605,000 at September 30, 1998. Cash, investment securities and certificates of deposits in other financial institutions decreased 5.7%, or $1,375,000, to $22,653,000 at June 30, 1999 from $24,028,000 at
September 30, 1998. Deposits increased 4.8%, or $6,571,000, to $143,193,000 at June 30, 1999 from $136,622,000 at September 30, 1998.
Advances from the Federal Home Loan Bank increased 49.2%, or $18,316,000, to $55,566,000 at June 30, 1999 from $37,250,000 at September 30, 1998.
The Company also borrowed $910,000 from a local commercial bank during the quarter. That balance was outstanding at June 30, 1999. Stockholders' equity decreased 7.3%, or $3,151,000 to $40,322,000 at June 30, 1999 from
$43,473,000 at September 30, 1998, primarily as a result of the Company's stock repurchase programs. On March 19, 1999 the Company announced its intention to repurchase up to 5% of its outstanding shares, totaling 109,619 shares, in the open market over the next 12 months. Those shares were repurchased in March 1999 at a cost of $1,536,000. On December 31, 1998, the Company completed a 10% stock repurchase of 243,373 shares at a cost of $3,980,000.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                               June 30,     September 30,
                                 1999         1998
One- to four family          $155,455,000 $134,416,000
Multifamily                     2,820,000    2,943,000
Commercial real estate          4,778,000    3,243,000
Land                            9,013,000    7,805,000
Development                     7,422,000    3,254,000
Construction (1)               39,518,000   45,654,000
Consumer loans                 13,052,000    9,241,000
  Total Loans Receivable      232,058,000  206,556,000
Less:
Deferred loan fees, net           537,000      700,000
Loans in process               21,599,000   19,730,000
Allowance for loan losses       1,470,000    1,521,000
  Net Loans Receivable       $208,452,000 $184,605,000

Speculative construction      $22,874,000  $30,304,000
Contract and permanent
 construction                 $16,644,000  $15,350,000
Total (1)                     $39,518,000  $45,654,000


During the nine months ended June 30, 1999, permanent 1-4 family loans increased $21,039,000, or 15.7%, to $155,455,000; development loans increased $4,168,000, or 128.1%, to $7,422,000; and consumer loans increased $3,811,000, or 41.2%, to $13,052,000. These increases were primarily due to continued aggressive loan solicitation by the Association. Construction loans decreased $6,136,000, or 13.3%, to $39,518,000. During that time period, speculative construction loans decreased $7,430,000, or 24.5%, while contract and construction-permanent loans increased $1,294,000, or 8.4%.

Deposits were $143,193,000 at June 30, 1999, an increase of $6,571,000, or 4.8% from $136,662,000 at September 30, 1998. The majority of the growth is attributed to the opening of the new branch office in Liberty in August 1998. Competition from other financial and non-financial entities have, and, will continue to impact deposit growth. The Association offers competitive interest rates on its deposit products.

During the quarter ended June 30, 1999, the Association borrowed an additional $5,000,000 of long term advances from the Federal Home Loan Bank and repaid amortizing advances of $63,000. During that quarter, the Association borrowed $12,000,000 of short term advances and repaid $8,300,000 of short term advances. During the quarter ended June 30, 1999, the Company borrowed $910,000 from a local commercial bank to fund stock repurchases. That balance was outstanding at June 30, 1999. During the quarter ended March 31, 1999, the Association borrowed an additional $12,000,000 from the Federal Home Loan Bank and repaid maturing advances of $3,021,000. There was no FHLB advance activity in the quarter ended December 31, 1998.

At June 30, 1999, FHLB advances and other borrowed money and certificates of deposit were 28.3% and 55.0% of interest-bearing liabilities, respectively. At September 30, 1998, they were 21.4% and 62.9%, respectively.

RESULTS OF OPERATIONS

Net Earnings: Basic and diluted earnings per share decreased $0.05, to $0.23 for the quarter ended June 30, 1999. Net earnings decreased $224,000, or 33.3%, to $448,000 for the quarter ended June 30, 1999. Basic and diluted earnings per share decreased $0.03 and $0.01, respectively, to $0.73 for the nine months ended June 30, 1999. Net earnings decreased $276,000 to $1,541,000 for the nine months ended June 30, 1999, compared with $1,817,000 for the nine months ended June 30, 1998. For the quarterly period, the increases in interest income and non-interest income and the decrease in the provision for income taxes were offset by increases in interest expense, the provision for loan losses, and non-interest expenses. For the nine-month period, increases in interest expense and non-interest expense offset increases in interest income and non-interest income and decreases in the provision for loan losses and provision for income taxes.

Net Interest Income: Net interest income decreased $30,000, or 1.5%, to $1,915,000 for the quarter ended June 30, 1999, compared to $1,945,000 for the quarter ended June 30, 1998. Net interest income decreased $84,000 or 1.5% to $5,723,000 for the nine months ended June 30, 1999, compared to $5,807,000 for the nine months ended June 30, 1998. The net interest margin decreased to 3.51% for the nine months ended June 30, 1999 compared to 3.74% for the nine months ended June 30, 1998. Interest earning assets averaged 117.86% of interest bearing liabilities for the nine months ended June 30, 1999 compared to 122.30% for the same period in 1998. The average spread between interest earning assets and interest bearing liabilities decreased to 2.58% for the nine months ended June 30, 1999, compared to 2.63% for the same period in 1998.

Interest Income: Interest income increased by $103,000, or 2.4%, to $4,423,000 for the quarter ended June 30, 1999, from $4,320,000 for the quarter ended June 30, 1998. Interest income increased by $200,000, or 1.6%, to $13,009,000 for the nine months ended June 30, 1999, from $12,809,000 for the nine months ended June 30, 1998. The increases were primarily due to increased balances of interest earning assets. The average yield on interest earning assets for the nine months ending June 30, 1999 was 7.93% compared to 8.19% for the prior period.

Interest Expense: Interest expense increased $133,000, or 5.6%, to $2,508,000 for the quarter ended June 30, 1999, from $2,375,000 for the same period in 1998. For the nine-month period ended June 30, 1999, interest expense increased $284,000, or 4.1% to $7,286,000 from $7,002,000 for the prior period. The increases were primarily a result of increases of average balances in savings deposits and FHLB advances. The average cost of interest bearing liabilities for the nine months ended June 30, 1999 was 5.35% compared to 5.56% for the prior period.

Provision for Loan Losses: The provision for loan losses was $65,000 for the quarter ended June 30, 1999, compared to a reversal of $121,000 for the quarter ended June 30, 1998. Reversals were taken of $46,000 and $17,000 from the allowance for loan losses for the nine months ended June 30, 1999 and 1998, respectively. The changes were due to the change in the composition of the portfolio. The allowance for loan losses is reviewed and adjusted monthly by management based on the size and composition of the gross loan portfolio. Various percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition of the portfolio. Speculative construction loans, which carry the highest risk factor, decreased $7,430,000, or 24.5%, to $22,874,000 at June 30, 1999 from $30,304,000 at September 30, 1998. As of June 30, 1999, the allowance for loan losses was $1,470,000, or 0.71% of net loans receivable compared to $1,521,000, or 0.82% at September 30, 1998. The allowance for loan losses was 213.35% of total nonperforming loans at June 30, 1999. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. Charge-offs were $5,000 and $23,000 for the nine-month periods ended June 30, 1999 and 1998, respectively.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                         Nine Months Ended June 30,
                              1998        1998
Balance at beginning
  of period                $1,521,000   $1,624,000
Provision                     (46,000)     (17,000)
Charge-offs                    (5,000)     (23,000)
Recoveries                         -            -
Balance at end of period   $1,470,000   $1,584,000




Non-interest Income: Non-interest income increased 25.3% to $114,000 for the quarter ended June 30, 1999 from $91,000 for the same period in 1998. Loan fees and deposit service charges increased $9,000 to $76,000 for the three months ended June 30, 1999 compared to $67,000 for the same period in 1998. Other income increased $14,000 to $38,000 in the quarter ended June 30, 1999 compared to $24,000 for the same period in 1998. Non-interest income increased 43.8% to $361,000 for the nine months ended June 30, 1999 from $251,000 for the nine months ended June 30, 1998. Loan fees and deposit service charges increased $80,000 to $250,000 for the nine months ended June 30, 1999 compared to $170,000 for the same period in 1998.
Other income increased $25,000 to $106,000 during the nine months ended June 30, 1999 compared to $81,000 for the nine months ended June 30, 1998. Loan fees and deposit service charges increased in both periods primarily due to the increased number of loans, increased deposit accounts with monthly charges and income from ATM and debit card transactions. Other income increased in the quarter ended June 30, 1999 primarily due to new brokerage commissions and increased profit on the sale of loans as a result of more loan sales. Profits on the sale of loans were $20,000 and $17,000 for the quarters ended June 30, 1999 and 1998 respectively. Brokerage commissions from the Association's service corporation were $10,000 for the quarter ended June 30, 1999. The brokerage office opened in September 1998. Commissions from the service corporation's insurance agency were $5,000 and $4,000 for the quarters ended June 30, 1999 and 1998 respectively. Other income increased in the nine months ended June 30, 1999, compared to the prior period primarily due to increased brokerage commissions. They were $28,000 for the current period. Profit on the sale of loans were $56,000 and $59,000 for the nine months ended June 30, 1999 and 1998, respectively.

Non-interest Expense: Non-interest expense increased $147,000 to $1,232,000 for the quarter ended June 30, 1999 from $1,085,000 for the same period in 1998. Personnel expenses increased $55,000 to $694,000 for the quarter ended June 30, 1999 compared to $639,000 for the same period in 1998. Cash compensation increased $105,000 and payroll taxes and other benefits increased $14,000 for the current quarter. The Association had 67 full-time equivalent employees at June 30, 1999 compared to 66 at June 30, 1998. The increase in compensation was primarily due to overtime in conjunction with the Association's data processing conversion during June 1999. Some of the employees at June 30, 1998 were not employed for the full quarter in 1998. They were hired in anticipation of the opening of the Association's Liberty office in August 1998. ESOP expenses decreased $55,000 in the quarter ended June 30, 1999 compared to the prior period due to lower average prices of the Company's common stock in the current quarter.

Occupancy expense increased $30,000 to $173,000 for the quarter ended June 30, 1999 compared to $143,000 for the quarter ended June 30, 1998. The increase was due to increased real estate taxes and depreciation on the new branch office building opened in August 1998 and increased expenses for office equipment, computer upgrades and increased depreciation expense.

Data processing expenses increased $40,000, to $84,000 for the quarter ended June 30, 1999. The increase was due to the data processing conversion by the Association in June 1999. Other operating expenses increased $22,000 to $227,000 for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. In the current quarter, telephone expense increased $18,000, loan expense increased $22,000, postage increased $9,000, and deposit account supplies increased $5,000. For the quarter ended June 30, 1999, professional fees decreased $40,000 due to the reversal of previously established accruals.

Non-interest expense increased $97,000 for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. Personnel expenses increased $175,000 for the current period. Cash compensation increased $295,000 due primarily to a greater number of employees and the overtime costs of the data processing conversion. Payroll taxes and other benefits increased $49,000 due to a greater number of employees and additional overtime pay. ESOP expense decreased in the current period by $125,000 due to lower average prices of the Company's common stock in the current period. Occupancy expenses increased $96,000 to $550,000 for the nine month period ended June 30, 1999 compared to $454,000 for the same period in 1998, due to increased real estate taxes and depreciation on the new branch office building and increased expenses for office equipment, computer upgrades and increased depreciation expense. Data processing expenses increased $67,000 to $208,000 for the nine months ended June 30, 1999 compared to $141,000 for the prior period. The increase was primarily due to more accounts being processed and increased charges in conjunction with the Association's data processing conversion, Other operating expenses increased $97,000 to $644,000 for the nine months ended June 30, 1999 compared to $547,000 for the prior period. Telephone expenses increased $34,000; training expenses increased $23,000; deposit account supply expenses increased $14,000; loan expenses increased $31,000; postage
expense increased $22,000 and insurance expense increased $14,000.   For
the nine months ended June 30, 1999, professional fees decreased $40,000 due to over accruals in prior periods.


Income Taxes: Income tax expense decreased $116,000 to $284,000 for the quarter ended June 30, 1999, compared to $400,000 for the same period in 1998. The effective tax rate was 38.8% and 37.3% for the quarters ended June 30, 1999 and 1998, respectively. Income tax expense decreased $117,000 to $956,000 for the nine months ended June 30, 1999, compared to $1,073,000 for the nine months ended June 30, 1998. The effective tax rate was 38.3% and 37.1% for the nine months periods ended June 30, 1999 and 1998, respectively. The decreases were primarily due to decreases in taxable income.

Asset and Liability Management - Interest Rate Sensitivity

At June 30, 1999, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing in the same period by $29.9 million, representing a cumulative negative one-year gap ratio of 12.2% to total assets. At September 30, 1998, the negative gap was $1.2 million. The change is primarily due to the decrease in the average term of liabilities and the increase in average term of assets. The decrease in the average term of liabilities is primarily due to increased balances in money market deposit accounts and other transaction accounts which have no stated maturity and a preference by customers for shorter term certificates of deposit. The increase in the average term of assets is primarily due to the amount of adjustable mortgage loans with time periods between three and five years prior to the start of annual adjustments. During the nine months ended June 30, 1999, the Association originated $42.1 million of adjustable mortgage loans, primarily with either three or five years until the first adjustment, and $13.3 million of fixed rate mortgage loans with terms exceeding 15 years. As previously stated, speculative construction loans, which generally have a term of one year, have decreased $7.4 million in the nine months ended June 30, 1999.

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

As of June 30, 1999, the Association had successfully completed testing of all mission critical computer systems. The renovation, testing and implementation of all non-mission critical applications is also approaching completion with only the Association's voice mail system requiring further attention.

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

In the quarter ended June 30, 1999, Year 2000 costs did not exceed $30,000. Additional costs of Year 2000 compliance are not expected to exceed $20,000 in fiscal 1999. This estimate to become Year 2000 compliant is exclusive of the $425,000 necessary to purchase the new core processing system and related hardware.

The Association has prepared a contingency plan which focuses on the courses of action required under different failure scenarios ranging from system failure to telecommunications failure. The plan details who is responsible for initiating action in each scenario and the required action to be pursued. The plan includes operating procedures for all departments if the core applications are not available. Some testing of the plan has occurred. Additional testing and training is scheduled. Testing of the contingency plan to date has not disclosed any material concerns.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest is not probable; however, in no event is interest accrued on loans for which interest is more than 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                            June 30,    September 30,
                                                1999        1998
                                            (Dollars in Thousands)

Non-Accruing Loans:
     One- to four-family                           $317         $721
     Multi-family                                    --          --
     Commercial                                      --           34
     Land                                            63           --
     Construction                                   260        1,044
     Consumer                                        49           --
       Total non-accuring loans                     689        1,799

Accruing loans delinquent 90 days or more(1)
     One- to four-family                            --           870
     Multi-family                                   --             7
     Commercial                                     --            --
     Land                                           --            --
     Construction                                   --           450
     Consumer                                       --            10
       Total accruing loans delinquent
         90 days or more                            --         1,337
       Total non-performing loans                   689        3,136

Foreclosed Assets:
     One- to four-family                             41           --
     Multi-family                                    --           --
     Commercial                                      --           --
     Land                                            --           --
     Construction                                    --           --
     Consumer                                        --           19
       Total foreclosed assets                       41           19

Total non-performing assets                        $730       $3,155

Total classified assets                          $8,423      $11,803

Total non-performing loans as a
  percentage of loans receivable                   0.30%        1.52%
Total non-performing assets as a
  percentage of total assets                       0.30%        1.42%



Non-performing loans decreased $2,447,000, or 78.0% to $689,000 at June 30, 1999 from $3,136,000 at September 30, 1998. The majority of the decrease was due to fewer delinquent construction loans and fewer delinquent one- to four-family loans. Classified assets decreased 28.6% to $8,423,000 at June 30, 1999 from $11,803,000 at September 30, 1998, primarily because of the decrease in speculative construction loans that were not paid off in their initial one year term and fewer delinquent loans.


CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of June 30, 1999:

                          Actual               Required             Excess
                      Amount/Percent       Amount/Percent       Amount/Percent
                                      (Dollars in Thousands)

Tangible Capital      $35,316  14.68%       $3,608   1.50%      $31,708 13.18%
Core Leverage
  Capital              35,316  14.68%        9,622   4.00%       25,694 10.68%
Risk-Based
  Capital              36,779  22.81%       12,900   8.00%       23,879 14.81%



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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits, less withdrawable deposits maturing in more than one year, and borrowings payable on demand or in one year or less.
The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at June 30, 1999 and September 30, 1998 were 9.53% and 15.00%, respectively.

In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. In addition, the Association utilizes short term borrowings from the Federal Home Loan Bank to meet day to day cash needs as required. For long term financing, the Association borrowed $5.0 million and repaid $63,000 on amortizing advances in the quarter ended June 30, 1999. Two new advances, for a total of $5.0 million, have fixed interest rates and final maturities of ten years with quarterly call provisions after initial periods of nine months and three years, respectively. The Association borrowed $12.7 million and repaid $8.3 million in short term advances during the quarter ended June 30, 1999. The Company borrowed $0.9 million during the quarter ended June 30, 1999 to fund stock repurchases from the previous quarter. Certificates of deposits were 76.6% of total savings and 55.0% of total interest-bearing liabilities at June 30, 1999 compared to 80.0% and 62.9% respectively at September 30, 1998.


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

                                         CAMERON FINANCIAL CORPORATION
                                                 Registrant


Date:  August 12, 1999                   /s/ David G. Just
                                         David G. Just, President and Chief
                                         Executive Officer (Duly Authorized
                                         Officer)

Date:  August 12, 1999                   /s/ Ronald W. Hill
                                         Ronald W. Hill, Vice-President &
                                         Treasurer (Principal Financial &
                                         Accounting Officer)