Form 10-K
period 1999-09-30
CAMERON FINANCIAL CORP /DE/
filed 1999-12-29
CIK 934884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

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

--------------------------------------------------------------------------------
   (State or other jurisdiction of incorporation             (I.R.S. Employer
                  or organization)                           Identification No.)

         1304 North Walnut, Cameron, Missouri                      64429
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (816) 632-2154
        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES [ X ]   NO [  ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 10, 1999, was $24,696,646. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of December 10, 1999, there were issued and outstanding 2,079,779 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999.

         Part III of Form 10-K - Portions of the Proxy Statement for 2000 Annual Meeting of Stockholders.

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

         Cameron Savings, which was originally chartered in 1887 as a Missouri-chartered mutual savings and loan association, is headquartered in Cameron, Missouri. The Association amended its mutual charter to become a federal mutual savings and loan association in 1994. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). Cameron Savings serves the financial needs of its customers throughout northwest Missouri through its main office located at 1304 North Walnut, Cameron, Missouri, and three branch offices located in Liberty, Maryville and Mound City, Missouri. The Association occupied the new main office during June 1997 and the new branch office in Liberty in August 1998. At September 30, 1999, the Company had total assets of $261.6 million, deposits of $143.7 million, and shareholders' equity of $40.6 million.

         Cameron Savings has been, and intends to continue to be, a community-oriented financial institution offering financial services to meet the needs of the market area it serves. The Association attracts deposits from the general public and uses such funds to originate loans secured by first mortgages on owner-occupied one- to four-family residences and construction loans in its market area. To a lesser extent, the Association originates land, commercial real estate, multi-family and consumer loans in its market area. See "Business Originations, Purchases and Sales of Loans." The Association also invests in investment securities, interest-bearing deposits and other short-term liquid assets. See "Business - Investment Activities."

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

Lending Activities

         General. Historically, the Association originated primarily fixed-rate long-term residential mortgage loans. Since the early 1980s, however, the Association has emphasized, subject to market conditions, the origination for portfolio of adjustable rate mortgage ("ARM") loans and the origination and sale of fixed-rate loans with terms to maturity of up to 30 years. Management's strategy has been to attempt to increase the percentage of assets in its portfolio with more frequent repricing terms or shorter maturities. As part of its efforts, the Association has developed a variety of ARM loan products. In response to customer demand, however, the Association continues to originate fixed-rate mortgage loans with terms of 30 years, most of which it sells into the secondary market.

         The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. In addition, in order to serve the financial needs of the families and the communities in the Association's primary market area, Cameron Savings also originates, to a lesser extent, land, commercial real estate, multi-family and consumer loans. See "- Originations, Purchases and Sales of Loans." At September 30, 1999, the Association's net loan portfolio totaled $221.9 million.

         The Association maintains an established loan approval process. Loans under $150,000 secured by real estate are reviewed and approved by any two members of the loan committee. Real estate loans between $150,000 and $227,150 that meet specified criteria may be approved by any three members of the loan committee. The entire Board of Directors approves all other real estate loans. Home equity and improvement loans are approved by the loan committee and the consumer lending department. Other consumer loans may be approved by any one person in the consumer lending department except for signature loans over $5,000 which require the approval of two persons on the loan committee.

         The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association can have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At September 30, 1999, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $5.6 million. At September 30, 1999, the Association had no loans with an aggregate outstanding balance in excess of this amount. The Association has 25 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $4.5 million to a real estate developer, and was secured by real estate primarily in Clay and Platte Counties, Missouri and the personal guarantee of the borrower. At September 30, 1999, these loans were performing in accordance with their terms. See "Regulation - Federal Regulation of Savings Associations."

         Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated. Substantially all of the loans in process reflected in the table represent undisbursed residential construction funding.

                                                                            At September 30,
                                  --------------------------------------------------------------------------------------------------
                                         1999               1998                 1997                 1996               1995
                                  ------------------  -----------------   ------------------    -----------------  -----------------
                                  Amount    Percent   Amount    Percent   Amount     Percent    Amount    Percent  Amount    Percent
                                  ------    -------   ------    -------   ------     -------    ------    -------  ------    -------
                                                                         (Dollars in Thousands)
Real Estate Loans:
   One- to four-family(1)        $160,789    65.38%  $134,416     65.08%  $123,856     61.96%  $109,292    62.06%  $95,040    65.71%
   Multi-family                     7,360     2.99      2,943      1.42      4,226      2.11      2,908     1.65      3,181    2.20
   Commercial                       6,398     2.60      3,243      1.57      3,403      1.70      4,322     2.45      3,759    2.60
   Land                            14,660     5.96     11,059      5.35      8,257      4.13      9,605     5.46      4,106    2.84
   Construction(2)                 40,301    16.38     45,654     22.11     51,447     25.74     41,646    23.65     32,956   22.79
                                 --------            --------             --------             --------            -------

     Total real estate loans      229,508    93.31    197,315     95.53    191,189     95.64    167,773    95.27    139,042   96.14
                                 --------            --------             --------             --------            -------
Other Loans:
   Consumer and Other Loans:
     Deposit account                  516     0.21        621      0.30        398      0.20        533     0.30        316    0.22
     Automobile                     3,244     1.32      3,094      1.50      3,302      1.65      3,359     1.91      1,249    0.86
     Home equity                    4,429     1.80      2,937      1.42      1,904      0.95      2,718     1.54      1,327    0.92
     Home improvement               1,154     0.47      1,181      0.57      1,014      0.51        873     0.50      1,387    0.96
     Other(3)                       7,116     2.89      1,408      0.68      2,091      1.05        847     0.48      1,308    0.90
                                 --------   ------   --------    ------   --------    ------   --------   ------   --------  ------
      Total consumer loans         16,459     6.69      9,241      4.47      8,709      4.36      8,330     4.73      5,587    3.86
                                 --------   ------   --------    ------   --------    ------   --------   ------   --------  ------
      Total loans                 245,967   100.00%   206,556    100.00%   199,898    100.00%   176,103   100.00%   144,629  100.00%
                                            ======               ======               ======              ======             ======
Less:
   Loans in process                21,927              19,730               20,679               19,502              13,253
   Deferred loan fees, net            529                 700                  805                  804                 642
   Allowance for loan losses        1,602               1,521                1,624                1,353                 994
                                 --------            --------             --------             --------           ---------
   Loans receivable, net         $221,909            $184,605             $176,790             $154,444           $ 129,740
                                 ========            ========             ========             ========           =========

--------------
(1)Includes $147,000, $526,000 and $466,000 of loans held for sale at September 30, 1999, 1998 and 1997, respectively.
(2)Includes $11.5 million, $9.9 million, $6.6 million, $8.3 million and $4.4 million of construction-permanent loans on one-to four-family properties at September 30, 1999, 1998, 1997, 1996 and 1995, respectively, $2.7 million, $0.8 million, $0.3 million and $1.4 million of construction-permanent loans on multi-family properties at September 30, 1999, 1998, 1997 and 1996, respectively, and $0.1 million and $70,000 of construction-permanent loans on commercial property at September 30, 1999 and 1996, respectively.
(3) Includes $2.7 million of commercial lines of credit and commercial leases and $2.3 million of recreational vehicle, boat and motorcycle loans at September 30, 1999.

   The following table sets forth the composition of the Association's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                            At September 30,
                                   -------------------------------------------------------------------------------------------------
                                         1999               1998                1997                  1996               1995
                                   ----------------    ----------------    -----------------    ----------------    ----------------
                                    Amount  Percent    Amount   Percent    Amount    Percent    Amount   Percent    Amount   Percent
                                    ------  -------    ------   -------    ------    -------    ------   -------    ------   -------
                                                                         (Dollars in Thousands)

Fixed-Rate Loans:
   Real estate:
     One- to four-family(1)        $ 39,792   16.18%  $ 27,039    13.09%  $ 22,214    11.11%  $ 24,312    13.81%  $ 24,312    16.70%
     Multi-family                     2,970    1.21        152     0.07        942     0.47        986     0.56      1,028     0.71
     Commercial                         330    0.13        349     0.17        571     0.29        604     0.34        354     0.24
     Land                             9,911    4.03      5,284     2.56      5,180     2.59      6,298     3.58      2,457     1.90
     Construction                    31,668   12.87     41,821    20.25     50,106    25.07     35,475    20.14     30,369    21.00
                                   --------   -----   --------    -----   --------    -----   --------    -----   --------    -----
      Total real estate loans        84,671   34.42     74,645    36.14     79,013    25.07     67,675    38.43     58,354    40.35
     Consumer and other              10,311    4.20      5,224     2.53      5,768     2.88      6,033     3.43      3,901     2.70
                                   --------   -----   --------    -----   --------    -----   --------    -----   --------    -----
      Total fixed-rate loans         94,982   38.62     79,869    38.67     84,781    42.41     73,708    41.86     62,255    43.05
                                   --------   -----   --------    -----   --------    -----   --------    -----   --------    -----
Adjustable-Rate Loans:
   Real estate:
     One- to four-family            120,997   49.19    107,377    51.98    101,642    50.85     84,980    48.26     70,894    49.01
     Multi-family                     4,390    1.78      2,791     1.35      3,284     1.64      1,922     1.09      2,153     1.49
     Commercial                       6,068    2.47      2,894     1.4       2,832     1.42      3,718     2.11      3,405     2.35
     Land                             4,749    1.93      5,775     2.8       3,077     1.54      3,307     1.88      1,649     1.14
     Construction                     8,633    3.51      3,833     1.86      1,341     0.67      6,171     3.5       2,587     1.79
                                   --------   -----   --------    -----   --------    -----   --------    -----   --------    -----
      Total real estate loans       144,837   58.88    122,670    59.39    112,176    56.12    100,098    56.84     80,688    55.78
   Consumer and other                 6,148    2.50      4,017     1.94      2,941     1.47      2,297      1.3      1,686     1.17
                                   --------   -----   --------    -----   --------    -----   --------    -----   --------    -----
      Total adjustable-rate loans   150,985   61.38    126,687    61.33    115,117    57.59    102,395    58.14     82,374    56.95
                                   --------   -----   --------    -----   --------    -----   --------    -----   --------    -----
      Total loans                   245,967  100.00%   206,556   100.00%   199,898   100.00%   176,103   100.00%   144,629   100.00%
                                             ======              ======              ======              ======              ======

Less:
   Loans in process                  21,927             19,730              20,679              19,502              13,253
   Deferred loan fees, net              529                700                 805                 804                 642
   Allowance for loan losses          1,602              1,521               1,624               1,353                 994
                                   --------           --------            --------            --------            --------
     Loans receivable, net         $221,909           $184,605            $176,790            $154,444            $129,740
                                   ========           ========            ========            ========            ========

--------------------------------
(1)Includes ARM loans aggregating $7.3 million, $2.8 million, $6.9 million and $7.9 million at September 30, 1999, 1998, 1997 and 1996, respectively, which have their next interest rate adjustment date five years or more from the dates indicated.

         The following table sets forth the contractual maturity and weighted average rates of the Association's loan portfolio at September 30, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the year during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                   Real Estate
                             -------------------------------------------------------------------------------
                                                   Multi-family and
                             One- to Four-Family      Commercial           Land             Construction      Consumer and Other
                             -------------------   -----------------  ------------------  ------------------  ------------------
                                       Weighted             Weighted            Weighted            Weighted           Weighted
                                        Average              Average             Average             Average            Average
                              Amount    Weight     Amount    Weight   Amount     Weight   Amount      Weight   Amount    Weight
                              ------    ------     ------    ------   ------     ------   ------      ------   ------    ------
                                                                  (Dollars in Thousands)
Due During Years Ending
September 30,
-------------
2000(1)                    $    366      8.58%  $     53     8.94%  $     85      8.95%  $ 22,943     8.23%  $    990     9.14%
2001                            803      8.37         13     9.45         98      8.75      2,502     8.29      1,429    10.17
2002                            375      8.28         64     9.43         66      8.81        542     8.04      1,342    10.60
2003 and 2004                 2,103      7.97        133     8.53      8,794      8.50        425     8.30      4,454    10.23
2005 to 2009                 12,766      7.92      1,460     8.01      1,461      8.18         --       --      5,844     9.65
2010 to 2024                 88,366      7.79     10,857     7.95      4,035      7.97      2,453     8.05      2,313     7.53
2025 and following           56,010      7.52      1,178     7.85        121      7.58     11,436     7.65         87    11.85
                           --------      ----   --------     ----   --------      ----   --------     ----   --------     ----
Total                      $160,789      7.71%  $ 13,758     7.97%  $ 14,660      8.32%  $ 40,301     8.06%  $ 16,459     9.61%
                           ========             ========            ========             ========            ========

                                   Total
                          -----------------------
                                         Weighted
                                         Average
                           Amount        Weight
                           ------        ------
Due During Years Ending
September 30,
-------------
2000(1)                   $ 24,437        8.28%
2001                         4,845        8.87
2002                         2,389        9.57
2003 and 2004               15,909        8.91
2005 to 2009                21,531        8.41
2010 to 2024               108,024        7.81
2025 and following          68,832        7.55
                          --------

Total                     $245,967        7.95%
                          ========

       The total amount of loans due after September 30, 2000 which have fixed interest rates is $70.6 million, while the total amount of loans due after such date which have adjustable interest rates is $150.9 million.

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

One- to Four-Family Residential Real Estate Lending

         A primary focus of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied, one- to four-family residences. At September 30, 1999, $160.8 million, or 65.4%, of the Association's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Cameron Savings are secured by properties located in the Association's market area.

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

         Cameron Savings presently offers several ARM products which adjust annually after an initial period ranging from one to seven years subject to a limitation on the annual increase of 0.5%, 1.0% or 2.0% and an overall life of loan limitation of 5.0% or 6.0%. These ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% or 3.0%. Borrowers are generally qualified using the fully indexed rate. ARM products held in the Association's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At September 30, 1999, the Association had $121.0 million of one- to four-family ARM loans, or 49.2% of total loans.

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

         The table below presents information on the Association's construction and land loans at September 30, 1999:

                                                        Outstanding
                                                           Loan         Percent of
                                                         Balance(1)        Total
                                                         ----------        -----
                                                          (Dollars in Thousands)
Speculative                                               $24,205          44.04%
Contract                                                    1,766           3.21
Construction/permanent                                     14,330          26.07
                                                          -------          -----
   Total construction                                      40,301          73.33
                                                          -------          -----
Conventional land                                           6,025          10.96
Land A&D                                                    8,635          15.71
                                                          -------          -----
   Total land                                              14,660          26.67
                                                          -------          -----
      Total construction and land                         $54,961         100.00%
                                                          =======         ======

(1)      Includes loans in process.


         At September 30, 1999, the Association's $40.3 million of construction loans and $14.7 million of land loans represented 16.4% and 6.0%, respectively, of total loans receivable. At the same time, the Association's $24.2 million of speculative construction loans and $8.6 million of land A&D loans represented 9.8% and 3.5%, respectively, of total loans receivable. At September 30, 1998, the Association's $30.3 million of speculative construction loans and $3.3 million of land A&D loans represented 14.7% and 1.6%, respectively, of total loans receivable.

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

         The Association seeks to make construction loans to those builders with which it has a long-standing history of satisfactory performance. New builders typically borrow from the Association in limited amounts and may borrow additional amounts based on proven experience with the

Association. At September 30, 1999, the Association had 9 borrowers for which speculative construction and land A&D loans outstanding totaled more than $1 million. Each of the foregoing builders with speculative construction and land A&D loans totaling more than $1.0 million have been customers of the Association for more than three years.

         While substantially all of the Association's construction and land A&D loans are secured by properties located in the northern suburbs of Kansas City, the Association also seeks to diversify its construction and land A&D lending risks among several development projects. At September 30, 1999, the Association had speculative construction and land A&D loans secured by properties in 51 developments of which 6 represented an exposure to a single development of more than $1.0 million.

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

         With few exceptions, the Association requires that construction loan proceeds be disbursed in increments as construction progresses. To control the disbursement process, the Association requires that builders and their subcontractors and vendors submit invoices to the Association for payment. The Association tracks actual disbursements compared to estimated costs by category of expense. The Association uses this information, along with periodic on-site inspections by Association personnel, to monitor the progress of the project. In the event of cost overruns, depending on the circumstances (i.e., whether due to "add-ons" not included in the original plans or due to unanticipated changes in building costs) the Association may seek to require the borrower to deposit funds with the Association for additional disbursements, increase the loan amount on the basis of an increased appraisal and disburse additional loan proceeds consistent with the original loan-to-value ratio, or become more active in the monitoring and progress of the project.

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

         Commercial and Multi-family Construction Loans. Occasionally, the Association originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans. Multi-family construction loans also includes individual loans secured by 5 or more single family dwellings. At September 30, 1999, the Association had ten such loan outstanding totalling $7.3 million.

         Land and Development Loans. At September 30, 1999, the Association had total land loans of $14.7 million. In making land loans, the Association follows similar underwriting policies as for construction loans and, to the extent applicable (i.e., if the loan is to develop land for future building rather than simply to acquire raw land), similar disbursement procedures. The Association originates land loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years (not to exceed 20 years) as opposed to the term of up to 12 months that is typical of construction loans. Land A&D loans are interest-only loans, payable semi-annually, with provisions for principal reductions as lots are sold.

Multi-Family and Commercial Real Estate Lending

         Cameron Savings also originates loans secured by multi-family and commercial real estate. At September 30, 1999, $7.4 million, or 3.0%, of the Association's loan portfolio consisted of multi-family loans and $6.4 million, or 2.6%, of the Association's loan portfolio consisted of commercial real estate loans. These balances reflect increases from the prior fiscal year end. At September 30, 1998, $2.9 million, or 1.4%, of the Association's loan portfolio consisted of multi-family loans and $3.2 million, or 1.6% of the Association's loan portfolio consisted of commercial real estate loans. Multi-family loans also includes individual loans secured by five or more single family dwellings. The increase in multi-family loans in fiscal 1999 was primarily due to loans secured by several single-family dwellings. The Association placed greater emphasis on commercial real estate lending during fiscal 1999.

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

         At September  30,  1999,  the  Association's  largest  multi-family  or
commercial  real  estate  loan  was  a  $1.5  million  loan,   secured  by  nine
single-family dwellings located in Platte County, Missouri.

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

Consumer and Other Lending

         The Association originates a variety of consumer and other loans, including home equity loans, automobile loans, recreational vehicle loans, boat loans, motorcycle loans, home improvement loans, loans secured by deposit accounts, commercial lines of credit and commercial leases, and other types of secured and unsecured loans. At September 30, 1999, the Association had $16.5 million, or 6.7% of its loans receivable, in outstanding consumer and other loans. The Association has recently focused on the expansion of its consumer and other lending portfolio as a result of the variety of products that can be offered, the higher yields that can be obtained and the stronger consumer demand for such products. In addition, management believes that offering consumer loan products helps to expand the Association's customer base and creates stronger ties to its existing customer base. Consumer loan balances typically range from $1,000 to $50,000 and are generally repaid over periods ranging from one to ten years. Unsecured consumer loans generally do not exceed $10,000 and typically are repayable in monthly installment payments within five years. The Association's consumer loans are primarily secured by second mortgages on residential real estate, automobiles, recreational vehicles or boats. The Association's focus in consumer lending has been the origination of home equity and improvement loans and auto loans. At September 30, 1999 the

Association had $5.6 million or 33.9% of its consumer loan portfolio in home equity and home improvement loans and $3.2 million in auto loans, or 19.7% of the consumer loan portfolio. Approximately 3.8% of the consumer loans were unsecured at September 30, 1999. The Association's commercial lines of credit and commercial leases are made to local businesses and entities such as the local school district and car dealers and are typically secured by inventory and equipment.

         Consumer and other loans generally have shorter terms and higher interest rates than first lien mortgage loans because they generally involve more credit risk than mortgage loans as a result of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer and other loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Despite the risks inherent in consumer and other lending, the Association's consumer and other loans delinquent greater than 90 days as a percentage of total consumer loans was 0.13% at September 30, 1999.

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

         While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 1999, the Association originated $137.9 million of loans, compared to $110.5 million and $100.6 million in fiscal 1998 and 1997, respectively. During recent years, the Association's construction loan originations have been strong, totaling $49.2 million, $55.4 million, and $63.5 million, or 35.7%, 50.1%, and 63.1%, of total loan originations in fiscal 1999, 1998 and 1997, respectively.

         Cameron Savings generally sells its 30-year fixed-rate one- to four-family residential mortgage loans, without recourse, to secondary market purchasers. Sales of whole loans generally are beneficial to the Association since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. When loans are sold, the Association typically does not retain the responsibility for servicing the loans. At origination, all of the Association's mortgage loans are immediately classified as either held for investment or held for sale. During fiscal 1999, conventional mortgage loans originated and sold into the secondary market totaled $6.5 million.

         While the Association has purchased whole loans or loan participations from time to time, such purchases have been infrequent. In fiscal 1999, the Association purchased one loan totaling $40,000 from individuals. Any such purchases are made consistent with the Association's underwriting standards. Most of the Association's purchased loans are secured by property located in Missouri.
         In addition, the Association may purchase mortgage-backed securities to complement its mortgage lending activities. However, during fiscal 1999, 1998, 1997 and 1996 the Association did not purchase any mortgage-backed securities.

         Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. At September 30, 1999, there were outstanding first mortgage loan commitments totaling $4.4 million. At that date, the Association also had $40.3 million of construction loans of which approximately $19.0 million had not yet been disbursed.

         The following table shows the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.

                                                                    Year Ended September 30,
                                                       ----------------------------------------------------
                                                         1999      1998       1997      1996       1995
                                                       --------- ---------- --------- ---------- ----------
                                                                     (Dollars In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family                    $ 34,001     24,148    24,074     21,063     15,226
    multi-family                                          4,597         38       660      1,679        201
    commercial                                            2,378      1,593        40      1,085        277
     land                                                 3,440      2,421     1,088      2,079        743
     construction                                        13,202     10,683     9,565      9,901      4,678
  Non-real estate - consumer                              5,117      2,690     1,612      1,278        668
                                                        -------- ---------- --------- ---------- ----------
         Total adjustable-rate                           62,735     41,573    37,039     37,085     21,793
                                                       --------- ---------- --------- ---------- ----------
 Fixed rate:
  Real estate - one- to four-family                      21,480     17,583     4,226      4,262      3,489
                - commercial                                 --        121        48        100         --
                - land                                    8,528      3,886     1,407      5,348        734
                - construction                           35,976     44,681    53,980     47,089     38,909
  Non-real estate - consumer                              9,160      2,654     3,905      5,735      3,010
                                                       --------- ---------- --------- ---------- ----------
         Total fixed-rate                                75,144     68,925    63,566     62,534     46,142
                                                       --------- ---------- --------- ---------- ----------
         Total loan originations                        137,879    110,498   100,605     99,619     67,935
                                                       --------- ---------- --------- ---------- ----------
Purchases:
  Real estate - one- to four-family                          --         52        --        882         26
                            - land                           40         14        --         --         --
                                                       --------- ---------- --------- ---------- ----------
         Total loan purchases                                40         66        --        882         26
  Mortgage-backed securities                                  --        --        --         --         --
                                                       --------- ---------- --------- ---------- ----------
         Total purchases                                     40         66        --        882         26
                                                       --------- ---------- --------- ---------- ----------
Sales and Repayments:
  Real estate - one- to four-family                       6,512      7,916     2,731      1,531      1,102
                                                       --------- ---------- --------- ---------- ----------
         Total loan sales                                 6,512      7,916     2,731      1,531      1,102
  Principal repayments                                  108,445     95,989    74,079     67,496     48,508
                                                       --------- ---------- --------- ---------- ----------
         Total sales and repayments                     114,967    103,905    76,810     69,027     49,610
Decrease (Increase) in other items:
  Loans in process                                      (2,197)        949   (1,177)    (6,249)    (2,420)
  Deferred fees and discounts                               171        105       (1)      (162)       (54)
  Allowance for loan losses                                (81)        102     (271)      (359)      (118)
                                                       --------- ---------- --------- ---------- ----------

         Net increase                                  $ 20,845      7,815    22,346     24,704     15,759
                                                       ========= ========== ========= ========== ==========

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

           The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type at September 30, 1999.

                                                   Loans Delinquent For
                                  ----------------------------------------------------------
                                             60-89 Days                90 Days and Over          Total Delinquent Loans
                                  ---------------------------    ---------------------------   ---------------------------
                                                     Percent                        Percent                          Percent
                                                        of                            of                               of
                                                       Loan                          Loan                             Loan
                                   Number    Amount  Category     Number   Amount  Category      Number    Amount   Category
                                   ------    ------  --------     ------   ------  --------      ------    ------   --------
                                                                  (Dollars in Thousands)
    Real Estate:
      One- to four-family             12   $   440     0.27 %        4     $   171      0.11        16    $  611     0.38 %

      Commercial-multifamily          --        --       --         --          --        --        --        --       --
      Land                            --        --       --          1          63      0.46         1        63     0.46
      Construction                     1       152     0.38         --          --        --         1       152     0.38
    Consumer and other                 6        63     0.38          3          13      0.08         9        76     0.46
                                 --------  --------  -------   --------    --------  --------  --------  -------- --------

         Total                        19   $   655     0.27 %        8     $   247      0.10        27   $   902      0.37 %

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

                                                                                   September 30,
                                                           ----------------------------------------------------------
                                                             1999        1998          1997        1996         1995
                                                            -------     -------      -------     -------      -------
                                                                                (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                                       $   171     $   721      $   262     $   638      $   349
  Multi-family                                                 --          --           --          --           --
  Commercial                                                   --            34         --          --              5
  Land                                                           63        --           --          --           --
  Construction                                                 --         1,044          110         131          206
  Consumer and other                                             13        --           --          --           --
                                                            -------     -------      -------     -------      -------
     Total non-accruing loans                                   247       1,799          372         769          560
                                                            -------     -------      -------     -------      -------

Accruing loans delinquent 90 days or more:(2)
  One- to four-family                                          --           870          708         653          716
  Multi-family                                                 --             7         --          --           --
  Commercial                                                   --          --           --          --           --
  Land                                                         --          --           --          --           --
  Construction                                                 --           450         --          --           --
  Consumer and other                                           --            10           88          56           59
                                                            -------     -------      -------     -------      -------
    Total accruing loans delinquent more than 90 days          --         1,337          796         775          709
                                                            -------     -------      -------     -------      -------
    Total non-performing loans                                  247       3,136        1,168       1,478        1,335
                                                            -------     -------      -------     -------      -------

Foreclosed assets:
  One- to four-family                                            23        --           --            70         --
  Multi-family                                                 --          --           --          --           --
  Commercial                                                   --          --           --          --           --
  Land                                                         --          --           --          --           --
  Construction                                                 --          --           --          --           --
  Consumer and other                                           --            19           12        --           --
                                                            -------     -------      -------     -------      -------
     Total                                                       23          19           12          70         --
                                                            -------     -------      -------     -------      -------

Total non-performing assets                                 $   270     $ 3,155      $ 1,180     $ 1,548      $ 1,335
                                                            =======     =======      =======     =======      =======
Total classified assets(1)                                  $ 8,062     $11,803      $10,754     $ 7,729      $ 3,903
Total non-performing loans as a percentage                   0.10 %        1.52%      0.58 %        0.84%      0.92 %
 of total loans receivable
Total non-performing assets as a percentage                  0.10 %        1.42%      0.56 %        0.83%      0.77 %
 of total assets
Total classified assets(1) as a percentage of total          3.08 %        5.32%      5.06 %        4.15%      2.25 %
assets
Interest income that would have been recorded on            $    24     $    92      $    21     $    40      $    15
 non-performing loans if current (3)
Interest income on non-performing loans included in net     $     7     $    62      $    13     $    40      $    19
income (4)

----------------

(1) Includes assets designated special mention.
(2)These loans are delinquent 90 days or more as to principal but not as to interest. This can occur whenthe Association receives a partial payment from a borrower which is first applied to interest due.
(3)This represents the additional interest income that would have been collected had the loans been current. (4)This represents the interest income actually collected on the loans.

          The decrease in non-performing loans during fiscal 1999 is primarily due to increased collection efforts.

          Other Loans of Concern. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of September 30, 1999, there was also an aggregate of $7.8 million in net book value of loans classified by the Association with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. At September 30, 1999, other loans of concern consisted primarily of speculative construction loans not repaid within the original one-year term and one- to four-family loans. Speculative construction loans may not be paid off during the initial one year due to delays in starting construction, weather delays during construction, the inability of the new buyer to close the purchase with the original term, or the property remaining unsold near the original maturity date. Prior to maturity, the original loan is modified to reflect a new maturity date one year later than the original maturity date. Such loans are not classified as non-performing since they are performing in accordance with current loan requirements. At September 30, 1999, $5.8 million of speculative construction loans were included in this category. Management has considered the Association's non-performing and other loans of concern in establishing its allowance for loan losses.

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

          On the basis of management's review of its assets, at September 30, 1999, on a net basis, the Association had classified $2.3 million as Substandard, none as Doubtful, none as Loss and $5.8 million as Special Mention.

          Classified assets at September 30, 1999 were $8.0 million, compared to $11.8 million at September 30, 1998 and $10.8 million at September 30, 1997. The majority of the decrease in fiscal 1999 was in the "substandard" category. At September 30, 1999, no speculative construction loans were classified as substandard. The decrease in 1999 is primarily due to increased collection efforts. During fiscal 1998, delinquencies in both the speculative construction and the one- to four-family portfolio increased. At September 30, 1998, eleven speculative construction loans had become 90 days delinquent compared to one at September 30, 1997. The majority of the increase in fiscal 1997 was in the "special mention" category. In an attempt to insure that internal controls monitor all situations of possible concern, the Association's classification policy was changed in 1997 to classify all speculative construction loans not paid off during the initial one year term as special mention. These loans may not be paid off during the initial one year due to delays in starting construction, weather delays during construction, the inability of the new buyer to close the purchase within the original term, or the property remaining unsold near the original maturity date. Prior to maturity, the original loan is modified to reflect a new maturity date one year later than the original maturity date. Such loans are not classified as nonperforming since they are performing in accordance with current loan requirements. Speculative construction loans classified as "special mention" were $5.8 million, $5.8 million, and $5.9 million at September 30, 1999, 1998 and 1997, respectively.

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

          Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At September 30, 1999, the Association had a total allowance for loan losses of $1.6 million representing 628.2% of total non-performing loans.

          The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                     Year Ended September 30,
                                                --------------------------------------------------------------
                                                   1999        1998           1997         1996          1995
                                                   ----        ----           ----         ----          ----
                                                                  (Dollars in Thousands)
Balance at beginning of year                    $ 1,521       $ 1,624       $ 1,353      $   994       $   876

Charge-offs:
  One- to four-family                              --             (20)         --           --            --
  Multi-family                                     --            --            --           --            --
  Commercial                                       --            --            --           --            --
  Land                                             --            --            --           --            --
  Construction                                     --            --            --           --            --
  Consumer and other                                 (5)           (7)          (14)          (9)           (2)
                                                -------       -------       -------      -------       -------
          Total charge-offs                         (5)          (27)          (14)          (9)           (2)
                                                -------       -------       -------      -------       -------

Recoveries:
  One- to four-family                              --            --            --           --            --
  Multi-family                                     --            --            --           --            --
  Commercial                                       --            --            --           --            --
  Land                                             --            --            --           --            --
  Construction                                     --            --            --           --            --
  Consumer and other                               --            --            --           --            --
     Total recoveries                              --            --            --           --            --

Net charge-offs                                      (5)          (27)          (14)          (9)           (2)
Additions charged to operations                      86           (76)          285          368           120
                                                -------       -------       -------      -------       -------
Balance at end of year                          $ 1,602       $ 1,521       $ 1,624      $ 1,353       $   994
                                                =======       =======       =======      =======       =======

Ratio of net charge-offs during the year to
 average loans outstanding during the year        0.002%        0.015%      0.008 %        0.006%      0.002 %
                                                =======       =======       =======      =======       =======

Ratio of allowance for loan losses to
non-performing loans at end of year              628.24%        48.50%      139.04 %       91.54%      74.46 %
                                                =======       =======       =======      =======       =======

Ratio of allowance for loan losses to total
loans receivable at end of year                    0.65%         0.74%       0.81 %         0.77%       0.69 %
                                                =======       =======       =======      =======       =======

          The distribution of the Association's allowance for loan losses at the dates indicated is summarized in the following table. The portion of the allowance allocated to each loan category does not necessarily represent the total available for losses within that category since the total allowance is applicable to the entire loan portfolio.

                                                    Percent                            Percent                          Percent
                                                    of Loans                           of Loans                         of Loans
                                       Loan          in Each                   Loan     in Each                 Loan     in Each
                        Amount of     Amounts        Category    Amount of    Amounts  Category  Amount of     Amounts   Category
                        Loan Loss       by           to Total    Loan Loss      by      to Total Loan Loss       by      to Total
                        Allowance    Category         Loans      Allowance    Category    Loans  Allowance    Category     Loans
                        ---------    --------         -----      ---------    --------    -----  ---------    --------     -----
                                                                (Dollars In Thousands)
One- to four-family     $    415     $160,789         65.38%     $    357     $134,416    65.08%  $    345     $123,856    61.96%
Multi-family                  21        7,360          2.99            15        2,943     1.42         21        4,226     2.11
Commercial                    47        6,398          2.60            31        3,243     1.57         26        3,403     1.70
Land                         313       14,660          5.96           261       11,059     5.35        209        8,257     4.13
Construction                 489       40,301         16.38           673       45,654    22.11        818       51,447    25.74
Consumer and other           317       16,459          6.69           184        9,241     4.47        205        8,709     4.36
                        --------     --------        ------      --------     --------   ------   --------     --------   ------
     Total              $  1,602     $245,967        100.00%     $  1,521     $206,556   100.00%  $  1,624     $199,898   100.00%
                        ========     ========        ======      ========     ========   ======   ========     ========   ======
                                                     Percent                               Percent
                                                    of Loans                              of Loans
                                       Loan          in Each                     Loan      in Each
                        Amount of     Amounts        Category      Amount of    Amounts    Category
                        Loan Loss       by           to Total      Loan Loss      by        to Total
                        Allowance    Category         Loans        Allowance   Category       Loans
                        ---------    --------         -----        ---------   --------       -----
One- to four-family     $    299     $109,292         62.06%       $    255     $ 95,040      65.71%
Multi-family                  22        2,908          1.65              16        3,181       2.20
Commercial                    33        4,322          2.45              28        3,759       2.60
Land                         235        9,605          5.46              79        4,106       2.84
Construction                 577       41,646         23.65             503       32,956      22.79
Consumer and other           187        8,330          4.73             113        5,587       3.86
                        --------     --------        ------        --------     --------     ------
     Total              $  1,353     $176,103        100.00%       $    994     $144,629     100.00%
                        ========     ========        ======        ========     ========     ======


Investment Activities

      General. Cameron Savings must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1999 and 1998, the Association's regulatory liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 11.9%, and 15.0%, respectively.

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

         Investment Securities. At September 30, 1999, the Company's certificates of deposit in other financial institutions totaled $1.2 million, or 0.5%, of total assets and investment securities totaled $18.5million, or 7.1% of total assets. As of such date, the Company also had a $3.6 million investment in Federal Home Loan Bank ("FHLB") stock, satisfying its requirement for membership in the FHLB of Des Moines. It is the Company's general policy to purchase securities which are U.S. Government securities or federal or state agency obligations or other issues that are rated investment grade or have credit enhancements, except for certain municipal bonds purchased by the Association.

         The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                                 At September 30,
                                                     --------------------------------------------------------------------
                                                            1999                       1998                   1997
                                                      Book      % of              Book      % of        Book       % of
                                                      Value     Total            Value     Total        Value      Total
                                                     -------       ------       -------    ------     -------      ------
                                                                             (Dollars in Thousands)

Investment securities:
  U.S. Government securities                         $  --             --%     $  1,994      7.66%     $ 3,965      15.17%

  Federal agency obligations                          17,998        63.83        13,495     51.84        8,999      34.42
  Municipal bonds
                                                         540         1.92           813      3.12          908       3.47
                                                     -------       ------       -------    ------     -------      ------
     Subtotal                                         18,538        65.75        16,302     62.62       13,872      53.06
FHLB stock                                             3,556        12.61         2,013      7.73        1,762       6.74
                                                     -------       ------       -------    ------     -------      ------
     Total investment securities                     $22,094        78.36       $18,315     70.35      $15,634      59.80
                                                     =======        =====       =======     =====      =======      =====
      and FHLB stock
Average remaining life of investment securities,     4.0 years                  3.0 years              1.9 years
  excluding FHLB stock and equity securities

Other interest-earning assets:
  Cash equivalents                                   $ 4,900        17.38%      $ 3,319     12.75%    $ 2,909       11.13%

  Certificates of deposit in other financial
    institutions                                       1,200         4.26         4,400     16.90       7,600       29.07
                                                     -------       ------       -------    ------     -------      ------
     Total investment portfolio                      $28,194       100.00%      $26,304    100.00%    $26,143      100.00%
                                                     =======       ======       =======    ======     =======      ======

         The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities, are indicated in the following table.

                                                       At September 30, 1999
                              ---------------------------------------------------------------------------
                              Less Than    1 to 5      5 to 10       Over                 Total
                                1 Year      Years       Years       10 Years      Investment Securities
                              ----------  ----------  ----------   ----------     -----------------------
                              Book Value  Book Value  Book Value   Book Value     Book Value   Fair Value
                              ----------  ----------  ----------   ----------     ----------   ----------
                                                      (Dollars in Thousands)
U.S. Government securities      $  --       $  --       $  --       $     --       $  --       $  --
Federal agency obligations          998      15,500       1,500           --        17,998      17,646
Municipal bonds                     105         435        --             --           540         540
                                -------     -------     -------     --------       -------     -------

Total investment securities     $ 1,103     $15,935     $ 1,500           --       $18,538     $18,186
                                =======     =======     =======     ========       =======     =======

Weighted average yield             6.20 %      5.83 %     6.83 %          --          5.95 %

         Mortgage-Backed Securities. From time to time, the Association purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. The balance of all mortgage-backed securities at September 30, 1999 was $5,000. The Company has not and does not intend to invest in high-risk mortgage derivative securities. The Company may determine to increase its investment in mortgage-backed securities in order to supplement loan origination activity.

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

Sources of Funds

         General. Deposit accounts have traditionally been the principal source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, the Association derives funds from loan repayments, cash flows generated from operations and FHLB advances. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. The Association borrowed $67.7 million from the FHLB of Des Moines and repaid $33.8 million of maturing advances during fiscal 1999 to supplement funding for loan originations.

         Deposits. The Association offers a variety of accounts, including money market accounts, passbook savings accounts, interest and non-interest-bearing NOW accounts and certificates of deposit accounts. Account terms vary, with principal differences being the minimum balance required, the time period funds must remain on deposit, fixed versus variable interest rates and the interest rate. Maturity terms, service fees and withdrawal penalties are established by the

Association on a periodic basis. Determinations of savings rates are predicated on funding and liquidity requirements, U.S. Treasury rates, competition and established Association goals. As part of its asset/liability management efforts, the Association has emphasized long-term certificates of deposit with terms of up to ten years. At September 30, 1999, the Association had $19.8 million of certificates of deposit with remaining maturities in excess of five years.

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

         The following table sets forth the savings flows at the Association during the years indicated.

                                                  Year Ended September 30,
                                            ------------------------------------
                                               1999          1998         1997
                                             --------      --------     --------
                                                    (Dollars in Thousands)
Opening balance                             $ 136,622     $ 128,771    $ 123,108
Deposits                                      197,923       126,953      116,808
Withdrawals                                   196,156       124,073      115,789
Interest credited                               5,348         4,971        4,644
                                             --------      --------     --------
Ending balance                               $143,737      $136,622     $128,771
                                             ========      ========     ========

Net increase                                 $  7,115      $  7,851     $  5,663
                                             ========      ========     ========

Percent increase                                  5.2%          6.1%         4.6%
                                             ========      ========     ========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                                                    At September 30,
                                                    ------------------------------------------------------------------------------
                                                             1999                         1998                       1997
                                                    -----------------------     ------------------------    ----------------------
                                                                    Percent                      Percent                   Percent
                                                    Amount         of Total       Amount        of Total     Amount       of Total
                                                    ------         --------       ------        --------     ------       --------
                                                                                 (Dollars in Thousands)
Transactions and Savings Deposits:
Passbook accounts 3.25                              $  9,410           6.5%      $ 10,777          7.9%       12,022          9.3%
NOW accounts 0.00 - 3.00                              11,525           8.0          7,583          5.5         4,362          3.4
Money market accounts 3.00 - 4.89%                    12,637           8.8          8,971          6.6         5,871          4.6
                                                    --------         -----     ----------        -----    ----------        -----

Total non-certificates                                33,572          23.4         27,331         20.0        22,255         17.3
                                                    --------         -----     ----------        -----    ----------        -----
Certificates:
 2.00 -   3.99%                                            5            --              5           --             4           --
 4.00 -   5.99%                                       73,853          51.4         68,744         50.3        59,510         46.2
 6.00 -   7.99%                                       34,605          24.1         38,530         28.2        44,962         34.9
 8.00 -   9.99%                                        1,702           1.2          2,012          1.5         2,040          1.6
                                                    --------         -----     ----------        -----    ----------        -----

Total certificates                                   110,165          76.6        109,291         80.0       106,516         83.0
                                                    --------         -----     ----------        -----    ----------        -----

Total deposits                                      $143,737         100.0%    $  136,622        100.0%   $  128,771        100.0%
                                                    ========         =====     ==========        =====    ==========        =====

         The following table shows rate and maturity information for the Association's certificates of deposit at September 30, 1999.

Certificate accounts     2.00-        4.00-        5.00-         6.00-        7.00-        8.00%                    Percent
maturing in              3.99%        4.99%        5.99%         6.99%        7.99%     or greater     Total       of Total
quarter ending:          ----         -----        ----          ----         ----      ----------     -----       --------
                                                                        (Dollars in Thousands)
December 31, 1999       $      5     $ 10,257     $  5,901     $    690     $     --     $    248      $17,101        15.52 %
March 31, 2000              --         12,985        4,084          228          456          398       18,151        16.48
June 30, 2000               --          6,746        3,788          263          810          254       11,861        10.77
September 30, 2000          --          1,242        8,316          533            1          217       10,309         9.36
December 31, 2000           --            723        2,550          635            9          154        4,071         3.70
March 31, 2001              --            357        4,703          377           19          151        5,607         5.09
June 30, 2001               --            141          869          345          162           47        1,564         1.42
September 30, 2001          --            579          703          910          130         --          2,322         2.11
December 31, 2001           --            579          433          363           80         --          1,455         1.32
March 31, 2002              --             69          600          935           27         --          1,631         1.48
June 30, 2002               --             33          350          905           23         --          1,311         1.19
September 30, 2002          --             58          680        1,210            5           25        1,978         1.80
Thereafter                  --            146        6,961       22,144        3,345          208       32,804        29.78
                        --------     --------     --------     --------     --------     --------     --------       ------
   Total                $      5     $ 33,915     $ 39,938     $ 29,538     $  5,067     $  1,702     $110,165       100.00 %
                        ========     ========     ========     ========     ========     ========     ========       ======

   Percent of total         0.00%       30.79%       36.25%       26.81%        4.60%        1.54%      100.00%


         The  following  table   indicates  the  amount  of  the   Association's
certificates of deposit and other deposits by time remaining until maturity at September 30, 1999.

                                                                     Maturity
                                               ------------------------------------------------
                                                               Over         Over
                                               3 Months      3 to 6       6 to 12        Over
                                               or  Less       Months       Months     12 Months      Total
                                               --  ----       ------       ------     ---------      -----
                                                                  (Dollars In thousands)
Certificates of deposit less than $100,000      $ 14,724     $ 15,388     $ 18,504     $ 44,162     $ 92,778

Certificates of deposit of $100,000 or more        1,025        1,959        3,253        8,436       14,673

Public funds (1)                                   1,352          804          413          145        2,714

Total certificates of deposit                   $ 17,101     $ 18,151     $ 22,170     $ 52,742     $110,165

------------
(1) Deposits from governmental and other public entities, including deposits greater than $100,000.


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

         The Association borrowed $67.7 million under FHLB advances during 1999 to fund loan originations and meet short term cash needs. The Association repaid $33.8 million of maturing advances during 1999. Outstanding balances at September 30, 1999 were $71.1 million.

         The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.

                                            Years Ended September 30,
                                       ---------------------------------
                                         1999         1998          1997
                                       -------      -------      -------
                                                (In Thousands)
Maximum Balance
     FHLB advances                     $71,101      $40,250      $35,250

Average Balance
     FHLB advances                      46,725      $37,250      $26,173

                                            Years Ended September 30,
                                       ---------------------------------
                                         1999         1998          1997
                                       -------      -------      -------
                                                (In Thousands)
FHLB advances                          $71,101      $37,250      $35,250
                                       =======      =======      =======

Weighted average interest rate            5.61%        5.88%        6.02%

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

         At September 30, 1999, Cameron Savings had one service corporation. The Service Corporation was established in 1975 for the purpose of offering credit life, disability and accident insurance to its customers. At September 30, 1999, the Association's investment in the Service Corporation was $298,000.

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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Cameron Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Cameron Savings and Cameron Financial Corp. was as of October 18, 1999. When these examinations are conducted by the OTS and the FDIC, the examiners may require Cameron Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 1999, was $55,000.

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

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1999, Cameron Savings' lending limit under this restriction was $5.6 million. The Association is in compliance with the loans-to-one-borrower limit.

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

Insurance of Deposits

                  The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. As insurer of Cameron Savings' deposits, the FDIC has examination, supervisory and enforcement authority over Cameron Savings.

         Cameron Savings' accounts are insured by the Savings Association Insurance Fund to the maximum extent permitted by law. Cameron Savings pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the Savings Association Insurance Fund unless effective corrective action is taken.

         Under the Deposit Insurance Funds Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with Savings Association

Insurance Fund-assessable deposits which resulted in the Savings Association Insurance Fund achieving its designated reserve ratio. As a result, the FDIC reduced the assessment schedule for Savings Association Insurance Fund members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including Cameron Savings, paying 0%. This assessment schedule is the same as that for the Bank Insurance Fund, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, Savings Association Insurance Fund members are charged an assessment of .065% of Savings Association Insurance Fund-assessable deposits to pay interest on the obligations issued by the Financing Corporation in the 1980s to help fund the thrift industry cleanup. Bank Insurance Fund-assessable deposits will be charged an assessment to help pay interest on the Financing Corporation bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

         The Deposit Insurance Funds Act also contemplates the development of a common charter for all federally chartered depository institutions and the
abolition  of  separate   charters  for  national  banks  and  federal   savings
associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of Cameron Savings.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of Cameron Savings.

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

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is exempt from the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the calculated interest rate risk component, as calculated by the OTS, overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the amount as calculated by the OTS. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

         At September 30, 1999, the Association had tangible capital of $35.4 million, or 13.8% of adjusted total assets, which is approximately $31.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At that date, Cameron Savings had core capital equal to $35.4 million, or 13.8% of adjusted total assets, which is $25.1 million above the minimum leverage ratio requirement of 4.0% as in effect on that date. At that date, Cameron Savings had total risk-based capital of $37.0 million (including $35.4 million in core capital and $1.6 million in qualifying supplementary capital) and risk-weighted assets of $170.5 million (including $7.3 million in converted off-balance sheet assets); or total capital of 21.7% of risk-weighted assets. This amount was $23.4 million above the 8% requirement in effect on that date.

Prompt Corrective Regulatory Action

         Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not required to meet and maintain a specific capital level for any capital measure;"adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more, or 3.0% under certain circumstances, and does not meet the definition of "well capitalized"; "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0%, or 3.0% under certain circumstances; "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

         An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall face various mandatory and discretionary restrictions on its operations.

         At September 30, 1999, Cameron Savings was categorized as "well capitalized"under the prompt corrective action regulations.

Standards for Safety and Soundness

         The federal banking regulatory agencies have adopted regulatory guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality;

earnings; and compensation, fees and benefits. The guidelines outline the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that Cameron Savings fails to meet any standard prescribed by the guidelines, it may require Cameron Savings to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of safety and soundness compliance plans.

Capital Distributions

         OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Liquidity

         All savings associations, including Cameron Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

         Penalties may be imposed upon associations for violations of liquid asset ratio requirement. At September 30, 1999, Cameron Savings was in compliance with an overall liquid asset ratio of 11.9%.

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

Qualified Thrift Lender Test

         All savings associations are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a qualified thrift lender shall either convert to a national bank charter or face the following restrictions on its operations. These restrictions are: the association may not make any new investment or engage in activities that would not be permissible for national banks; the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; the association shall be ineligible to obtain new advances from any Federal Home Loan Bank; and the payment of dividends by the association shall be under the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any Federal Home Loan Bank. In addition, within one year of the date on which a savings association controlled by a company ceases to be a qualified thrift lender, the company must register as a bank holding company and follow the rules applicable to bank holding companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the test.

         Currently, the qualified thrift lender test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities where the mortgages are secured by domestic residential housing or manufactured housing; Federal Home Loan Bank stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test based on an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of goodwill and other intangible assets, property used by the savings institution to conduct its business, and liquid assets up to 20% of the institution's total assets. At September 30, 1999, Cameron Savings was in compliance with the qualified thrift lender test.

Community Reinvestment Act

         Savings associations are required to follow the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the savings association's record in meeting the credit needs of the community serviced by the savings associations, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, an assessment is required of any savings associations which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. Cameron Savings received a "satisfactory" rating as a result of its most recent examination.

Activities of Associations and Their Subsidiaries

         A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain pre-approved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

         The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Savings Association Insurance Fund. If so, it may require that no Savings Association Insurance Fund member engage in that activity directly.

Transactions with Affiliates

         Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the Home Owners Loan Act. Generally, Sections 23A and 23B limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of the institution's capital and surplus and place an aggregate limit on all transactions with affiliates to an amount equal to 20% of capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term"covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

         Any loan or extension of credit by Cameron Savings to an affiliate must be secured by collateral in accordance with Section 23A.

         Three additional rules apply to savings associations. First, a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, a savings association may not purchase or invest insecurities issued by an affiliate, other than securities of a subsidiary. Third, the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge
Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

         Cameron Savings' authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by those persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans Cameron Savings may make to those persons based, in part, on Cameron Savings' capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

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

         Federal law and regulation generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of the Company from acquiring control of any savings association not a subsidiary of a savings and loan holding company, unless the acquisition is approved by the OTS.

         Until recently, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. Recent legislation, however, restricts unitary saving and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. The Company has certain grandfather rights under this legislation. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would have extensive limitations on the types of business activities in which it could engage. The Home Owner's Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for the bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners. Loan Act.

         The activities authorized by the Federal Reserve Board as permissible for bank holding companies also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1999, Cameron Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, Cameron Savings is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1999, Cameron Savings had $3.6 million in FHLB stock, which was in compliance with this requirement. In past years, Cameron Savings has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.94% and were 6.34% for fiscal year 1999.

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

         For the year ended September 30, 1999, dividends paid by the FHLB of Des Moines to the Association totaled $153,000, compared to $130,000 received in fiscal year 1998.

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

         In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). As of September 30, 1999, the Association's bad debt reserve subject to recapture over a six year period totaled approximately $240,000. The Association has established a deferred tax liability of approximately $82,000 for this recapture. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Employees

         At September 30, 1999, the Association and its subsidiary had a total of 67 full-time employees and 6 part-time employees. None of the Association's employees is represented by any collective bargaining group.
Management considers its employee relations to be good.

Executive Officers of the Company and the Association who are not Directors

         Ronald W. Hill. Mr. Hill, age 50, is the Vice President and Treasurer of Cameron Savings, responsible for the supervision of the accounting department, reporting to the regulatory authorities, and managing the Association's liquidity position. Mr. Hill joined the Association in 1981 as Controller and was promoted to his current position in 1988.

         Stephen Hayward. Mr. Hayward, age 37, is the Branch Manager of the office in Liberty, Missouri. Mr. Hayward joined the Association in 1991 as Internal Auditor and Compliance Officer. Prior to joining the Association, Mr. Hayward was a Manager with the accounting firm of KPMG Peat Marwick LLP in Kansas City, Missouri.

         Earl Frazier. Mr. Frazier, age 64, was the manager of the loan production office in Liberty, Missouri. In that capacity, Mr. Frazier was responsible for overseeing the lending operations, including the origination of construction and land loans. Mr. Frazier joined the Association in 1981 as a loan officer. Prior to joining the Association, Mr. Frazier was a real estate agent and, prior thereto, a residential home builder. Mr. Frazier retired from the Association effective January 31, 1999.

Item 2.  Description of Property
         -----------------------

         The  Association  operates  from  four  full-service  facilities.   The
following table sets forth certain information with respect to the offices of the Association and its subsidiary at September 30, 1999.

                                                             Approximate      Net Book Value as
                               Date                            Square         of September 30,
    Location                 Acquired         Title            Footage                 1999
    --------                 --------         -----            -------                 ----
Main Office                    1993           Owned            25,942            $4,126,000
1304 North Walnut Street
Cameron, MO

Branch Offices
115 East Fourth Street         1994           Leased            1,311               7,000
Maryville, MO                             (expires 2003)

702 State Street               1992           Leased             900                3,000
Mound City, MO                               (expires
                                             2000)(1)

1580 A Highway                 1997           Owned             7700              1,136,000
Liberty, MO

Additional Property
309 North Main Street          1997           Owned             4,040              49,000
Cameron, MO (2)

----------------
(1) Subject to option to extend for three years.
(2) This property is currently leased to a third party through December 31, 1999.

     The Association's accounting and record-keeping activities are maintained in house with a client-server, PC based system.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
         --------------------------------------------------------------------
         Matters
         -------

     Page 43 of the attached 1999 Annual Report to Shareholders is herein incorporated by reference.

Item 6.  Selected Financial Data
         -----------------------

     Pages 3 to 4 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     Pages 5 through 17 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     Pages 18 through 42 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

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

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 24, 2000, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Executive Compensation
         ----------------------

     Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 24, 2000, except for information contained under the heading "Report of the Compensation

Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 24, 2000, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 24, 2000, except for information contained under the heading "Report of the Compensation Committee" and "Comparative Stock Performance Graph", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

     (a) (1)  Financial Statements:
     ------------------------------

     The following information appearing in the Registrant's Annual Report to Shareholders for the year ended September 30, 1999, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                       Pages in
                                                                         Annual
                Annual Report Section                                   Report
                ---------------------                                   ------

 Report of Independent Auditors                                           18

 Consolidated Balance Sheets at September 30, 1999 and 1998               19

 Consolidated Statements of Earnings for the Years ended
 September 30, 1999, 1998 and 1997                                        20


 Consolidated Statements of Stockholders' Equity for the Years ended      21
   September 30, 1999, 1998 and 1997

 Consolidated Statements of Cash Flows for the Years ended September
   30, 1999,  1998 and 1997                                              22-23


 Notes to Consolidated Financial Statements                              24-42



     (a) (2)  Financial Statement Schedules:
     ---------------------------------------

    All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

    (a) (3)  Exhibits:
    ------------------
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

           2      Plan of acquisition, reorganization,                 None
                  arrangement, liquidation or succession

          3.1     Certificate of Incorporation                          *

          3.2     Bylaws                                               ***

           4      Instruments defining the rights of                    *
                  security holders, including indentures

           9      Voting trust agreement                               None

          10.1    Severance Agreements of David G. Just and             *
                  Ronald Hill

          10.2    Employee Stock Ownership Plan                         *

          10.3    1995 Stock Option and Incentive Plan                  **

          10.4    Recognition and Retention Plan                        **

          10.5    Deferred Fee Agreement                                *

          10.6    Director Emeritus Agreement                           *

          10.7    Severance Agreement of Stephen D. Hayward            ****

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

           28     Information from reports furnished to                None
                  State insurance regulatory authorities

           99     Additional exhibits                                  None

-------------------

         * Filed on December 23, 1994, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-87900), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
         ** Filed December 27, 1995, as exhibits to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1995. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
         *** Filed December 29, 1997, as exhibits to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1997. Such previously filed document is hereby incorporated herein by reference in accordance with
Item 601 of Regulation S-K.
         **** Filed December 29, 1998, as exhibits to the Registrant's Form 10-K Annual Report for the fiscal year ended September 30, 1998. Such previously filed document is hereby incorporated herein by reference in accordance with
Item 601 of Regulation S-K.

    (b) Reports on Form 8-K:
    ------------------------

    No current reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

                                   SIGNATURES
                                   ----------


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CAMERON FINANCIAL CORPORATION



Date: December 27, 1999                                 By: /s/David G. Just
      -----------------                                     ----------------
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


By: /s/David G. Just                       By: /s/Dennis E. Marshall
    ----------------                           ---------------------
    David G. Just, President                   Dennis E. Marshall
    Chief Executive Officer and Director       Director


Date: December 27, 1999                    Date: December 27, 1999
      -----------------                          -----------------



By: /s/Kennith R. Baker                    By: /s/ William J. Heavner
    -------------------                        ----------------------
    Kennith R. Baker, Secretary and            William J. Heavner, Director
    Director


Date: December 27, 1999                    Date: December 27, 1999
      -----------------                          -----------------



By: /s/Harold D. Lee                       By: /s/William F. Barker
    ----------------                           --------------------
    Harold D. Lee, Director                    William F. Barker, Director


Date: December 27, 1999                    Date: December 27, 1999
      -----------------                          -----------------

By: /s/Jon N. Crouch                       By: /s/Ronald W. Hill
    ----------------                           -----------------
    Jon N. Crouch, Director                    Ronald W. Hill, Vice President,
                                               Treasurer, and Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer)

Date: December 27, 1999                    Date: December 27, 1999
      -----------------                          -----------------