Form 10-Q
period 1999-12-31
CAMERON FINANCIAL CORP /DE/
filed 2000-02-11
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C.  20549
                                     __________________________________


                                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

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
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.

Class                                       Outstanding at February  7, 2000
Common stock, .01 par value                          1,924,460


                                         CAMERON FINANCIAL CORPORATION

                                                   Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                    Page

Consolidated Balance Sheets at December 31, 1999,
unaudited, and September 30, 1999                                  3

Consolidated Statements of Earnings for the Three
Months Ended December 31, 1999 and 1998, unaudited                 4

Consolidated Statements of Stockholder's
Equity for the Three Months Ended
December 31, 1999, unaudited                                       5

Consolidated Statements of Cash Flows for
the Three Months Ended December 31, 1999 and
1998, unaudited                                                  6-7


Notes to Unaudited Consolidated Financial
Statements                                                         8

        Item 2:          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                             9-16

        Item 3:          Quantitative and Qualitative Disclosures
                         about Market Risk                        17

PART II - OTHER INFORMATION                                       18

Signatures                                                        18




                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)

                                                                December 31, September 30,
                                                                    1999        1999
    Assets                                                       (unaudited)

(Dollars in thousands)
    Cash and cash equivalents                                       $5,970    $6,100
    Investment securities held-to-maturity (estimated fair
      value of $20,475,000 at December 31 and $18,191,000 at
      September 30)                                                 21,038    18,538
    Mortgage backed securities                                           5         5
    Loans receivable, net                                          228,865   221,909
    Accrued interest receivable:
         Loans                                                       1,457     1,523
         Investment securities                                         266       268
    Office property and equipment, net                               7,654     7,748
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost     4,028     3,556
    Deferred income taxes                                               74        74
    Other assets                                                     1,816     1,832

         Total assets                                             $271,173  $261,553

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                                          143,765   143,737
         Advances from FHLB                                         80,536    71,101
         Advance payments for taxes and insurance                      621     2,244
         Accrued interest on savings deposits                          135       158
         Accrued expenses and other liabilities                      4,922     3,491
         Income taxes payable                                          472       198

         Total liabilities                                         230,451   220,929

    Stockholders' Equity:
      Serial preferred stock, $.01 par, 2,000,000
        authorized, none issued or outstanding                     ---           --
      Common stock, $.01 par value, authorized 10,000,000
        shares, 3,026,928 shares issued                                 30        30
      Additional paid in capital                                    30,179    30,163
      Retained earnings, substantially restricted                   27,686    27,385
      Less:
       Unearned employee benefits                                   (1,353)   (1,483)
       Treasury stock, at cost- 972,349 shares at December 31,1999
         and 944,749 at September 30, 1999                         (15,820)  (15,471)

            Total Liabilities and stockholders' equity            $271,173  $261,553

See accompanying Notes to Unaudited Consolidated Financial
Statements.


                            CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                               Consolidated Statements of Earnings
                                          (unaudited)

                                               Three Months Ended
                                                    December 31
                                                    1999       1998
                                  (Dollars in thousands, except share data)

        Interest income:
           Loans                                  $4,516     $3,925
           Investment securities                     291        235
           Certificates of deposit and other          97         96
                Total interest income              4,904      4,256

        Interest expense:
           Savings deposits                        1,826      1,841
           Borrowed money                          1,109        559
                Total interest expense             2,935      2,400

                Net interest income                1,969      1,856

        Provision for loan losses                     49         33
                Net interest income after
                provision for loan losses          1,920      1,823

        Noninterest income:
           Loan fees and service charges              96         92
           Gain on sale of investments                 0          5
           Other income                               47         38
                Total noninterest income             143        135

        Noninterest expense:
           Compensation, payroll taxes and
             fringe benefits                         747        685
           Occupancy expense                         214        177
           Data processing                            41         61
           Federal insurance premiums                 11         20
           Advertising                                28         37
           Loss on real estate owned                   2         (3)
           Other operating expenses                  207        219
                Total noninterest expense          1,250      1,196

                Earnings before income taxes         813        762

                Income taxes                         271        297

                Net earnings                        $542       $465

        Basic earnings per share                   $0.27      $0.22
        Diluted earnings per share                 $0.27      $0.22
        Basic average shares outstanding       1,975,846  2,122,616
        Common stock equivalents-stock options         0     13,763
        Diluted average shares outstanding     1,975,846  2,136,379


See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Stockholders' Equity
                     For The Three Months Ended December 31, 1999
                                                                               (Unaudited)


                                          Additional           Unearned              Total
                                   Common  paid-in   Retained  employee Treasury stockholders'
                                   Stock   capital   earnings  benefits  stock       equity
                                                     (Dollars in thousands)
Balance at September 30, 1999        $30     $30,163   $27,385 ($1,483) ($15,471)      $40,624

 Net earnings                           -        -         542      -        -           $542

 Amortization of RRP                    -        -          -      70        (6)           64

 Allocation of ESOP shares              -         16        -      60        -             76

 Dividends declared                     -        -        (241)     -        -           (241)

 Purchase 27,600 shares of
  treasury stock                        -        -          -       -      (343)         (343)

Balance at December 31, 1999         $30     $30,179   $27,686($1,353) ($15,820)      $40,722


See accompanying Notes to Unaudited Consolidated Financial Statements.

                                  CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows
                                             Three Months Ended December 31,
                                                         (Unaudited)
                                                         1999     1998

Cash flows from operating activities:
 Net earnings                                            $542     $465
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                          114      107
   Provision for loan losses                               49       33
   Provision for losses on real estate owned                -        1
   Amortization of RRP and allocation of ESOP shares      140      171
   Gain on sale of real estate owned                       (2)       -
   Amortization of deferred loan fees                     (39)    (120)
   Proceeds from sales of loans held for sale             634    2,223
   Origination of loans held for sale                    (563)  (1,674)
   Gain on sale of loans held for sale                    (12)     (23)
   Changes in assets and liabilities:
     Accrued interest receivable                           68      125
     Other assets                                          (7)    (139)
     Accrued interest payable                             (23)     (54)
     Accrued expenses and other liabilities             1,437     (466)
     Current income taxes payable                         274      313

       Net cash provided by operating activities       $2,612     $962

Cash flows from investing activities:
   Net increase in loans receivable                    (6,999)  (3,872)
   Mortgage-backed securities principal payments            -        1
   Maturity of investment securities
      held to maturity                                    500    7,497
   Purchase of investment securities
      held to maturity                                 (3,000)  (6,500)
    Purchase of FHLB stock                               (472)       -
    Net proceeds from sale of real estate owned            (1)       4
   Purchase of office properties and equipment, net       (20)     (68)

       Cash used in investing activities              ($9,992) ($2,938)


Cash flows from financing activities:
   Net (decrease) increase in NOW passbook and
      money market deposit accounts                      (892)   2,654
   Net increase in certificate accounts                   920      899
   Net decrease in advance payments by
      borrowers for taxes and insurance                (1,623)  (1,334)
   Proceeds from FHLB advances                         32,500        -
   Repayment of FHLB advances                         (23,065)       -
   Dividends paid                                        (247)    (150)
   Purchase of Treasury stock                            (343) ($3,080)

        Net cash provided by (used in)
           financing activities                         7,250   (1,011)

        Net (decrease) in cash                           (130)  (2,987)

Cash and cash equivalents at beginning of period        6,100    7,719
Cash and cash equivalents at end of period             $5,970   $4,732

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes             -        -
   Cash paid during the period for interest, net
   of capitalized interest                             $2,940   $2,454

Supplemental schedule of noncash investing and financing
activities:
        Conversion of loans to real estate owned            -      $55
        Conversion of real estate owned to loans          $25      $49
        Dividend declared and payable                    $241     $144



                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
           Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month period ended December 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2000. The September 30, 1999 balance sheet information has been derived from the consolidated balance sheet as of that date.

(2)      Impact of Accounting Standards.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June
1998. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of these accounting standards will not significantly affect the Company's consolidated financial statements.


                  CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of Cameron Financial Corporation,the "Company", that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental regulatory, and technical factors affecting the Company's operations, pricing, products and services.

The following discussion compares the financial condition of the Company and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at December 31, 1999 to its fiscal year ended September 30, 1999, and the results of operations for the three months ended December 31, 1999 with the three months ended December 31, 1998. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

The Association's business strategy is to operate as a well-capitalized, profitable and independent community savings institution dedicated to home mortgage lending and, to a lesser extent, consumer finance, funded primarily by retail deposits from the Association's main and branch offices and Federal Home Loan Bank advances. The Association has sought to implement this strategy by emphasizing residential mortgage lending, including a construction lending business, maintaining asset quality, managing interest rate risk exposure, maintaining an investment portfolio of high grade securities and other investments, maintaining acceptable levels of profitability and capital, and emphasizing customer service.

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

FINANCIAL CONDITION

Total assets increased 3.7%, or $9,620,000, to $271,173,000 at December 31, 1999 from $261,553,000 at September 30, 1999. Loans receivable, net, increased $6,956,000, or 3.1%, to $228,865,000 at December 31, 1999 from
$221,909,000 at September 30, 1999. Cash, investment securities and certificates of deposit in other financial institutions increased $2,370,000, or 9.6%, to $27,013,000 at December 31, 1999 from $24,643,000 at September 30, 1999. FHLB advances increased $9,435,000, or 13.3%, to $80,536,000 at December 31, 1999 from $71,101,000 st September 30, 1999.
Deposits increased 0.02%, or $28,000, to $143,765,000 at December 31, 1999
from $143,737,000 at September 30, 1999. Stockholders' equity increased $98,000 or 0.2% to $40,722,000 at December 31, 1999 compared to $40,624,000 at September 30, 1999. The increase in stockholder's equity was primarily due to net earnings of $542,000 and amortization of unearned employee benefits of $140,000 offsetting the purchase of 27,600 shares of treasury stock for $343,000 and dividends declared of $241,000.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                             December 31, September 30,
                                 1999         1999
One- to four family          $165,887,000 $160,789,000
Multifamily                     7,513,000    7,360,000
Commercial real estate          8,987,000    6,398,000
Land                            5,364,000    6,025,000
Development                     7,433,000    8,635,000
Construction (1)               37,940,000   40,301,000
Consumer loans                 17,542,000   16,459,000
  Total Loans Receivable      250,666,000  245,967,000
Less:
Deferred loan fees, net           496,000      529,000
Loans in process               19,655,000   21,927,000
Allowance for loan losses       1,650,000    1,602,000
  Net Loans Receivable       $228,865,000 $221,909,000

Speculative construction      $19,415,000  $24,205,000
Contract and permanent
 construction                 $18,525,000  $16,096,000
Total (1)                     $37,940,000  $40,301,000



During the three months ended December 31, 1999, permanent one- to four-family loans increased by $5,098,000, or 3.17%, to $165,887,000, commercial real estate loans increased $2,589,000 to $8,987,000, and consumer and other loans increased $1,083,000, or 6.58%, to $17,542,000. Construction loans decreased by $2,361,000, or 5.86%, to $37,940,000.

Deposits were $143,765,000 at December 31, 1999, an increase of $28,000, or 0.02% from $143,737,000 at September 30, 1999. Competition from other financial and non-financial entities will continue to impact savings growth. The Association offers competitive interest rates on its deposit products.

FHLB advances increased $9,435,000, or 13.3%, to $80,536,000 at December 31, 1999 from $71,101,000 at September 30, 1999. New advances during the quarter were $32,500,000 and repayments were $23,065,000.

At December 31, 1999 FHLB advances and certificates of deposit represented 35.9% and 49.5% of interest-bearing liabilities, respectively.
At September 30, 1999, they represented 33.1% and 51.3% of interest-bearing liabilities respectively.

RESULTS OF OPERATIONS

Net Earnings: Unaudited diluted earnings per share were $0.27 for the quarter ended December 31, 1999 compared to $0.22 for the quarter ended December 31, 1998, an increase of $0.05 per share or 22.7%. Net earnings increased $77,000, or 16.6%, to $542,000 for the quarter ended December 31, 1999, compared to $465,000 for the quarter ended December 31, 1998.

Increases in interest income and non-interest income and a decrease in income taxes offset increases in interest expense, non-interest expense and the provision for loan losses.

Net Interest Income: Net interest income increased $113,000, or 6.1%, to $1,969,000 for the quarter ended December 31, 1999, compared with $1,856,000 for the quarter ended December 31, 1998. Most of the increase was due to the increase in percentage of interest earning assets invested in higher yielding loans compared to other lower yielding investments.
The net interest margin decreased to 3.20% for the three months ended December 31, 1999 compared to 3.51% for the three months ended December 31, 1998. Interest earning assets averaged 114.23% of interest bearing liabilities for the three months ended December 31, 1999 compared to 119.42% for the comparable period in 1998. The average spread between interest earning assets and interest bearing liabilities decreased to 2.54% for the three months ended December 31, 1999, compared to 2.61% for the same period in 1998. Most of the decrease in interest rate spread was due to average rates earned on interest earning assets decreasing more than average rates on interest bearing liabilities.

Interest Income: Interest income increased by $648,000, or 15.2%, to $4,904,000 for the quarter ended December 31, 1999, from $4,256,000 for the quarter ended December 31, 1998. The increase was primarily due to increased balances in interest earning assets offsetting decreased yields on those assets.

Interest Expense: Interest expense increased $535,000, or 22.3%, to $2,935,000 for the quarter ended December 31, 1999, compared to $2,400,000 for the quarter ended December 31, 1998. The increase is primarily a result of increased balances in interest bearing liabilities offsetting decreased rates on those liabilities.

Provision for Loan Losses: The provision for loan losses was $49,000 for the quarter ended December 31, 1999, compared to $33,000 for the same period in 1998. The increase was primarily due to increases in the total loan portfolio and the changing composition of the loan portfolio between the two periods. The Association maintains a program for establishing general loan loss reserves by classifying various components of the loan portfolio by potential risk. Various percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition or mix of the portfolio. As of December 31, 1999, the allowance for loan losses was $1,650,000, or 0.66% of total loans receivable and 199.40% of total nonperforming loans. Charge-offs were $1,000 and $5,000 for the quarters ended December 31, 1999 and 1998, respectively.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                          Three Months Ended December 31,
                                1999        1998
Balance at beginning
  of period               $1,602,000   $1,521,000
Provision                     49,000       33,000
Charge-offs                   (1,000)      (5,000)
Recoveries                        -            -
Balance at end of period  $1,650,000   $1,549,000



Noninterest Income: Noninterest income increased $8,000, or 5.9%, to $143,000 for the quarter ended December 31, 1999 from $135,000 for the comparable period in 1998. Loan fees and deposit service charges increased $4,000 for the three months ended December 31, 1999 compared to the same period in 1998, due primarily to increased deposit accounts with monthly charges and income from ATM and debit card transactions. The Company had a $5,000 gain on the sale of investments during the quarter ended December 31, 1998 with none in the quarter ended December 31, 1999. Other income increased $9,000 in the quarter ended December 31, 1999 compared to the same period in 1998. The increase was primarily due to increased commissions from the new brokerage operation of the Association's service corporation offsetting decreased profits on the sale of loans. Profits on the sale of loans totaled $12,000 in the quarter ended December 31, 1999 compared to $23,000 in the quarter ended December 31, 1998. Brokerage commissions in the quarter ended December 31, 1999 were $23,000, compared to $5,000 in the quarter ended December 31, 1998. The brokerage operation did not open until September 1998.

Noninterest Expense: Noninterest expense increased $54,000, or 4.5%, to $1,250,000 for the quarter ended December 31, 1999 from $1,196,000 for the same period in 1998. Personnel expenses increased $62,000 in the 1999 period, to $747,000, compared to the comparable 1998 period. Cash compensation increased $45,000 for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. The Association had 70 full-time equivalent employees at December 31, 1999 compared to 68 at December 31, 1998. Payroll taxes and other benefits increased $7,000 in the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998, primarily due to the increase in employee insurance benefits. ESOP expenses were $30,000 lower in the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998 due to lower average prices of the Company's common stock in the current quarter. Decreased loan originations in the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998, caused the Association to defer $38,000 less in costs under FAS 91 for the current quarter.

Occupancy expense increased $37,000 to $214,000 for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998 due to increased real estate taxes, depreciation expenses and expenses for utilities.

Federal insurance premiums were $11,000 for the quarter ended December 31, 1999 compared to $20,000 for the quarter ended December 31, 1998. The Association received a credit during the current quarter from an overpayment in a prior quarter. Advertising expenses decreased $9,000 to $28,000 for the quarter ended December 31, 1999 compared to the same period in 1998. Advertising expenses for the quarter ended December 31, 1998 included promotions for the opening of the new branch office in Liberty. Other operating expenses decreased $12,000 to $207,000 for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998.
A consultant was hired in the quarter ended December 31, 1998 to assist in establishing a formal salary administration program; professional fees in the quarter ended December 31, 1998 included those due to the establishment of the brokerage operation and a cost recovery study done on the recently erected buildings. There were no comparable expenses in the quarter ended December 31, 1999. Increases in loan expenses, exam expenses, supplies and telephone expense offset decreases in postage and other expense.


Income Taxes: Income tax expense decreased $26,000 to $271,000 for the quarter ended December 31, 1999, compared to $297,000 for the quarter ended December 31, 1998. Although taxable income increased $51,000 to $813,000 for the quarter ended December 31, 1999 compared to $762,000 for the quarter ended December 31, 1998, an over accrual of income tax expense in prior periods of $24,000 resulted in a lower effective tax rate for the current quarter. The effective tax rate was 33.3% and 39.0% for the quarters ended December 31, 1999 and 1998, respectively.

Asset and Liability Management - Interest Rate Sensitivity

At December 31, 1999, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing in the same period by $24.8 million, representing a cumulative negative one-year gap ratio of 9.2% to total assets. At September 30, 1999, the negative gap was $34.0 million, or 13.0% to total assets. The change is primarily due to the increase in longer term FHLB advances.

The Year 2000 Issue

The Association has not encountered any Year 2000 related problems to date. The Association will continue to monitor all data processing and other applications throughout the year.

NON-PERFORMING ASSETS

The following table sets forth the amounts and categories of the Association's non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest is not probable; however, in no event is interest accrued on loans for which interest is more than 90 days delinquent. Foreclosed assets include assets acquired in settlement of loans.

                                            December 31,September 30,
                                                1999        1999
                                            (Dollars in Thousands)

Non-Accruing Loans:
     One- to four-family                           $198         $171
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          63
     Construction                                    --          --
     Consumer                                       101          13
       Total non-accuring loans                     299         247

Accruing loans delinquent 90 days or more(1)
     One- to four-family                             --          --
     Multi-family                                   529          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                    --          --
     Consumer                                        --          --
       Total accruing loans delinquent
         90 days or more                            529          --
       Total non-performing loans                   828          247

Foreclosed Assets:
     One- to four-family                             --          23
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                    --          --
     Consumer                                        23          --
       Total foreclosed assets                       23          23

Total non-performing assets                        $851        $270

Total classified assets                          $5,269      $8,062

Total non-performing loans as a
  percentage of loans receivable                   0.33%        0.10%
Total non-performing assets as a
  percentage of total assets                       0.31%        0.10%


_________________
(1) These loans are delinquent 90 days or more as to principal but not as to interest. This can occur when the Association receives a partial payment from a borrower which is first applied to interest due.

Non-performing loans increased $581,000 to $828,000 at December 31, 1999 from $247,000 at September 30, 1998. One multi-family loan of $529,000 became 90 days delinquent at December 31, 1999. The loan-to-value ratio of that loan is 57%. Classified assets decreased $2,793,000, or 34.64% to $5,269,000 at December 31, 1999 from $8,062,000 at September 30, 1999, primarily due to a decrease in the number of speculative construction loans not paid off in their initial term. Those loans totaled $1,670,000 at December 31, 1999 and $4,486,000 at September 30, 1999.

CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of December 31, 1999:


                          Actual               Required             Excess
                      Amount/Percent       Amount/Percent       Amount/Percent
                                       (Dollars in Thousands)

Tangible Capital      $35,707  13.37%       $4,006   1.50%      $31,701  11.87%
Core Leverage
  Capital              35,707  13.37%       10,683   4.00%      25,024   9.37%
Risk-Based
  Capital              37,349  21.24%       14,065   8.00%      23,284  13.24%



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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits, less withdrawable deposits maturing in more than one year, and borrowings payable on demand or in one year or less.
The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at December 31, 1999 and September 30, 1999 were 14.60% and 11.89% respectively.

In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. Long term advances increased $5,935,000 during the quarter ended December 31, 1999 due to a new ten year advance of $8,000,000 combined with maturities of $2,000,000 and scheduled amortization of $65,000 on existing advances. Short term advances increased by $3,500,000 during the quarter ended December 31, 1999 compared to the balance at September 30, 1999. Certificates of deposits were 77.3% of total savings and 49.5% of total interest-bearing liabilities at December 31, 1999 compared to 76.6% and 51.3% respectively at September 30, 1999.


Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company's management of market risk, see "Asset and Liability Management" in Part 1 of this report and pages 14 and 15 of the Company's Annual Report incorporated by reference in Part IV, item 14, of Form 10-K for the fiscal year ended September 30, 1999.

For quantitative information about market risk, see pages 14 and 15 of the Company's 1999 Annual Report.

There has been no material changes in the quantitative disclosures about market risk as of December 31, 1999 from those presented in the Company's 1999 Annual Report.

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

                                      CAMERON FINANCIAL CORPORATION
                                              Registrant



Date:  February 11, 2000                /s/ David G. Just
                                        David G. Just, President and Chief
                                        Executive Officer (Duly Authorized
                                        Officer)


Date:  February 11, 2000                /s/ Ronald W. Hill
                                        Ronald W. Hill, Vice-President &
                                        Treasurer (Principal Financial &
                                        Accounting Officer)