Form 10-Q
period 2000-03-31
CAMERON FINANCIAL CORP /DE/
filed 2000-05-12
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                           __________________________________


                                        FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

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
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date.

Class                                      Outstanding at May 8, 2000
Common stock, .01 par value                        1,913,749


                           CAMERON FINANCIAL CORPORATION

                                   Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                   Page

Consolidated Balance Sheets at March 31, 2000,
unaudited, and September 30, 1999                                 3

Consolidated Statements of Earnings for the Three
Months and Six Months Ended March 31, 2000 and
1999, unaudited                                                   4

Consolidated Statements of Stockholders' Equity for
the Six Months Ended March 31, 2000, unaudited                    5

Consolidated Statements of Cash Flows for
the Six Months Ended March 31, 2000 and
1999, unaudited                                                   6


Notes to Unaudited Consolidated Financial Statements              7

        Item 2:          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                            8-16

PART II - OTHER INFORMATION                                      17

Signatures                                                       18





                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)

                                                               March 31,   September 30,
                                                                   2000       1999
    Assets                                                     (unaudited)

    Cash and cash equivalents                                       $5,166    $6,100
    Investment securities held-to-maturity (estimated fair
      value of $22,162,000 at March 31 and $18,191,000 at
      September 30)                                                 22,902    18,538
    Mortgage backed securities                                           4         5
    Loans receivable, net                                          240,298   221,909
    Accrued interest receivable:
         Loans                                                       1,681     1,523
         Investment securities                                         351       268
    Office property and equipment, net                               7,554     7,748
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost     4,849     3,556
    Deferred income taxes                                               74        74
    Other assets                                                     1,888     1,832

         Total assets                                             $284,767  $261,553

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                                          143,448   143,737
         Advances from FHLB                                         96,970    71,101
         Advance payments for taxes and insurance                    1,157     2,244
         Accrued interest on savings deposits                          165       158
         Accrued expenses and other liabilities                      3,474     3,491
         Income taxes payable                                          117       198

         Total liabilities                                         245,331   220,929

    Stockholders' Equity:
      Serial preferred stock, $.01 par, 2,000,000
        authorized, none issued or outstanding                         ---        --
      Common stock, $.01 par value, authorized 10,000,000
        shares, 3,026,928 shares issued                                 30        30
      Additional paid in capital                                    30,159    30,163
      Retained earnings, substantially restricted                   27,963    27,385
      Less:
       Unearned employee benefits                                   (1,297)   (1,483)
       Treasury stock, at cost- 1,105,179 shares at March 31, 2000
          and 944,749 at September 30, 1999                        (17,419)  (15,471)
      Total stockholders' equity                                    39,436    40,624

         Total liabilities and stockholders' equity               $284,767  $261,553



See accompanying Notes to Unaudited Consolidated Financial Statements.



                        CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                             Consolidated Statements of Earnings
                                        (unaudited)


                                               Three Months Ended   Six Months Ended
                                                         March 31,            March 31,
                                                    2000       1999      2000      1999
                                               (Dollars in thousands, except share data)

        Interest income:
           Loans                                  $4,718     $4,021    $9,234    $7,946
           Investment securities                     347        231       638       466
           Certificates of deposit and other          91         78       188       174
                Total interest income              5,156      4,330    10,060     8,586

        Interest expense:
           Savings deposits                        1,834      1,802     3,660     3,643
           Borrowed money                          1,292        576     2,401     1,135
                Total interest expense             3,126      2,378     6,061     4,778

                Net interest income                2,030      1,952     3,999     3,808

        Provision for loan losses                    102       (144)      151      (111)
                Net interest income after
                provision for loan losses          1,928      2,096     3,848     3,919

        Noninterest income:
           Loan fees and service charges              98         82       194       174
           Gain on sale of investments                 -          -         -         5
           Other income                               45         30        92        68
                Total noninterest income             143        112       286       247

        Noninterest expense:
           Compensation, payroll taxes and
             fringe benefits                         705        677     1,452     1,362
           Occupancy expense                         203        200       417       377
           Data processing                            51         63        92       124
           Federal insurance premiums                  7         21        18        41
           Advertising                                27         41        55        78
           Loss on real estate owned                   -          5         2         2
           Other operating expenses                  254        198       461       417
                Total noninterest expense          1,247      1,205     2,497     2,401

                Earnings before income taxes         824      1,003     1,637     1,765

                Income taxes                         275        375       546       672

                Net earnings                        $549       $628    $1,091    $1,093

        Basic earnings per share                   $0.30      $0.30     $0.56     $0.50
        Diluted earnings per share                 $0.30      $0.30     $0.56     $0.50
        Basic average shares outstanding       1,851,877  2,069,044 1,945,073 2,172,791
        Common stock equivalents-stock options       166          -       105     6,271
        Diluted average shares outstanding     1,852,043  2,069,044 1,945,178 2,179,062


See accompanying Notes to Unaudited Consolidated Financial Statements.


                             CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Statements of Stockholders' Equity
                             For The Six Months Ended March 31, 2000
                                          (Unaudited)


                                          Additional          Unearned              Total
                                   Common  paid-in   Retained employee Treasury stockholders'
                                   Stock   capital    earningsbenefits  stock       equity
                                                 (Dollars in thousands)
Balance at September 30, 1999        $30     $30,163   $27,385($1,483) ($15,471)      $40,624

 Net earnings                           -        -       1,091      -        -         $1,091

 Amortization of RRP                    -        -          -     154       (24)          130

 Allocation of ESOP shares              -         28        -     121        -            149

Additional RRP award                    -        (32)       -     (89)      121             -

 Dividends declared                     -        -        (513)     -        -           (513)

 Purchase 160,430 shares of
  treasury stock                        -        -          -       -    (2,045)       (2,045)

Balance at March 31, 2000            $30     $30,159   $27,963($1,297) ($17,419)      $39,436

See accompanying Notes to Unaudited Consolidated Financial Statements.




                CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                                                  Six Months Ended March 31,
                                                         (Unaudited)
                                                         2000     1999
                                                    (Dollars in Thousands)
Cash flows from operating activities:
 Net earnings                                          $1,091   $1,093
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                          228      219
   Provision for loan losses                              151     (111)
   Provision for losses on real estate owned                -        1
   Amortization of RRP and allocation of ESOP shares      279      326
   Deferred income taxes                                    -        2
   Gain on sale of real estate owned                       (2)       2
   Amortization of deferred loan fees                     (71)    (251)
   Proceeds from sales of loans held for sale           1,101    3,290
   Origination of loans held for sale                  (1,025)  (2,893)
   Gain on sale of loans held for sale                    (17)     (36)
   Changes in assets and liabilities:
     Accrued interest receivable                         (241)      10
     Other assets                                         (79)    (175)
     Accrued interest payable                               7        3
     Accrued expenses and other liabilities               (42)     908
     Current income taxes payable                         (81)      78

       Net cash provided by operating activities       $1,299   $2,466

Cash flows from investing activities:
   Net increase in loans receivable                   (18,502) (13,967)
   Mortgage-backed securities principal payments            1        1
   Maturity of investment securities
      held to maturity                                  1,637    8,214
   Purchase of investment securities
      held to maturity                                 (6,000)  (8,499)
    Purchase of FHLB stock                             (1,293)    (299)
    Net proceeds from sale of real estate owned            (1)      17
   Additions and improvements to real estate owned          -       (1)
   Purchase of office properties and equipment, net       (35)    (125)

       Cash used in investing activities             ($24,193)($14,659)


Cash flows from financing activities:
   Net (decrease) increase in NOW passbook and
      money market deposit accounts                      (857)   4,736
   Net increase in certificate accounts                   568    1,270
   Net decrease in advance payments by
      borrowers for taxes and insurance                (1,087)    (760)
   Proceeds from FHLB advances                         89,000   12,000
   Repayment of FHLB advances                         (63,131)  (3,021)
   Dividends paid                                        (488)    (295)
   Purchase of Treasury stock                          (2,045)  (4,646)

        Net cash provided by (used in)
           financing activities                        21,960    9,284

        Net (decrease) in cash                           (934)  (2,909)

Cash and cash equivalents at beginning of period        6,100    7,719
Cash and cash equivalents at end of period             $5,166   $4,810

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes          $626     $609

   Cash paid during the period for interest            $6,006   $4,775

Supplemental schedule of noncash investing and financing
activities:
        Conversion of loans to real estate owned            -     $157
        Conversion of real estate owned to loans          $25     $137
        Dividend declared and payable                    $272     $137
        Issuance of unearned RRP shares                   $89      $88



See accompanying Notes to Unaudited Consolidated Financial Statements.


                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
            Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month and six month period ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2000. The September 30, 1999 balance sheet information has been derived from the consolidated balance sheet as of that date.


(2)      Impact of Accounting Standards not yet adopted.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters beginning after June 15, 2000. Management believes adoption of these accounting standards will not significantly effect the Company's consolidated financial statements.

The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The Interpretation, which is effective July 1, 2000, clarifies the application of APB Opinion No. 25 "Accounting for Stock Issued to Employees". Management does not expect that the Interpretation will have a significant impact on the Companys' financial statements.

               CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of Cameron Financial Corporation, the "Company", that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental regulatory, and technical factors affecting the Company's operations, pricing, products and services.

The following discussion compares the financial condition of the Company and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at March 31, 2000 to its fiscal year end September 30, 1999, and the results of operations for the three and six months ended March 31, 2000 with the three and six months ended March 31, 1999. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

FINANCIAL CONDITION

Total assets increased 8.9%, or $23,214,000, to $284,767,000 at March 31,
2000 from $261,553,000 at September 30, 1999. Loans receivable, net, increased 8.3%, or $18,389,000, to $240,298,000 at March 31, 2000 from
$221,909,000 at September 30, 1999. Cash, investment securities and certificates of deposits in other financial institutions increased 13.9%, or $3,429,000, to $28,072,000 at March 31, 2000 from $24,643,000 at
September 30, 1999.  Deposits decreased 0.2%, or $289,000, to $143,448,000 at March 31, 2000 from $143,737,000 at September 30, 1999. Advances from the Federal Home Loan Bank increased 36.4%, or $25,869,000, to $96,970,000 at March 31, 2000 from $71,101,000 at September 30, 1999. Stockholders' equity decreased 2.9%, or $1,188,000 to $39,436,000 at March 31, 2000 from
$40,624,000 at September 30, 1999. The decrease in stockholder's equity was primarily due to the purchase of 160,430 shares of treasury stock for $2,045,000 and dividends declared of $513,000 offsetting net earnings of $1,091,000 and amortization of unearned employee benefits of $186,000.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                               March 31,  September 30,
                                 2000         1999
One- to four family          $170,139,000 $160,789,000
Multifamily                     7,721,000    7,360,000
Commercial real estate          9,553,000    6,398,000
Land                            3,819,000    6,025,000
Development                     9,008,000    8,635,000
Construction (1)               42,256,000   40,301,000
Consumer loans                 20,016,000   16,459,000
  Total Loans Receivable      262,512,000  245,967,000
Less:
Deferred loan fees, net           467,000      529,000
Loans in process               19,995,000   21,927,000
Allowance for loan losses       1,752,000    1,602,000
  Net Loans Receivable       $240,298,000 $221,909,000

Speculative construction      $29,925,000  $24,205,000
Contract and permanent
 construction                 $12,331,000  $16,096,000
Total (1)                     $42,256,000  $40,301,000


During the six months ended March 31, 2000, permanent 1-4 family loans increased $9,350,000, or 5.8%, to $170,139,000; commercial real estate loans increased $3,155,000, or 49.3%, to $9,553,000; consumer loans increased $3,557,000, or 21.6%, to $20,016,000; and construction loans increased $1,955,000, or 4.8%, to $42,256,000. During that time period, speculative construction loans increased $5,720,000, or 23.6%, while contract and construction-permanent loans decreased $3,765,000.

Deposits were $143,448,000 at March 31, 2000, a decrease of $289,000, or 0.2%, from $143,737,000 at September 30, 1999. Competition from other financial and non-financial entities will continue to impact deposit growth. The Association offers competitive interest rates on its deposit products.

FHLB advances increased $25,869,000, or 36.4%, to $96,970,000 at March 31, 2000 from $71,101,000 at September 30, 1999. New advances during the quarter ended March 31, 2000 were $56,500,000 and repayments were $40,066,000.

At March 31, 2000, FHLB advances and certificates of deposit were 40.3% and 46.0% of interest-bearing liabilities, respectively. At September 30, 1999, they were 33.1% and 51.3%, respectively.

RESULTS OF OPERATIONS

Net Earnings: Basic and diluted earnings per share were $0.30 for the quarters ended March 31, 2000 and 1999. Net earnings decreased $79,000, or 12.6%, to $549,000 for the quarter ended March 31, 2000, compared to $628,000 for the quarter ended March 31, 1999. Basic and diluted earnings per share increased $0.06 to $0.56 for the six months ended March 31, 2000 compared to $0.50 basic and diluted earnings per share for the six months ended March 31, 1999. Net earnings decreased $2,000, or 0.2%, to $1,091,000 for the six months ended March 31, 2000, compared with $1,093,000 for the six months ended March 31, 1999. For both the three and six month periods ended March 31, 2000, increases in interest income and non-interest income and a decrease in the provision for income taxes were offset by increases in interest expense, non-interest expenses and the provision for loan losses.

Net Interest Income: Net interest income increased $78,000, or 4.0%, to $2,030,000 for the quarter ended March 31, 2000, compared to $1,952,000 for the quarter ended March 31, 1999. Net interest income increased $191,000 or 5.0% to $3,999,000 for the six months ended March 31, 2000, compared to $3,808,000 for the six months ended March 31, 1999. The net interest margin decreased to 3.14% for the six months ended March 31, 2000 compared to 3.55% for the six months ended March 31, 1999. Interest earning assets averaged 113.71% of interest bearing liabilities for the six months ended March 31, 2000 compared to 118.63% for the comparable period in 1999. The average spread between interest earning assets and interest bearing liabilities decreased to 2.49% for the six months ended March 31, 2000, compared to 2.71% for the comparable period in 1999.

Interest Income: Interest income increased by $826,000, or 19.1%, to $5,156,000 for the quarter ended March 31, 2000, from $4,330,000 for the quarter ended March 31, 1999. Interest income increased by $1,474,000, or 17.2%, to $10,060,000 for the six months ended March 31, 2000, from $8,586,000 for the six months ended March 31, 1999. The increases were primarily due to increased balances of interest earning assets.

Interest Expense: Interest expense increased $748,000, or 31.5%, to $3,126,000 for the quarter ended March 31, 2000, from $2,378,000 for the comparable period in 1999. For the six-month period ended March 31, 2000, interest expense increased $1,283,000, or 26.9% to $6,061,000 from $4,778,000 for the prior period. The increases were primarily a result of increases of average balances in savings deposits and FHLB advances.

Provision for Loan Losses: The provision for loan losses was $102,000 for the quarter ended March 31, 2000, compared to a reversal $144,000 for the comparable period in 1999. The provision for loan losses was $151,000 for the six month period ended March 31, 2000, compared to a reversal $111,000 for the comparable period in 1999. The increases for both periods were due to the change in the mix or composition of the portfolio and increases in the total loan portfolio. The allowance for loan losses is reviewed and adjusted monthly by management based on the size and composition or mix of the gross loan portfolio. Various percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition or mix of the portfolio. Speculative construction loans, which carry the highest risk factor of mortgage loans, increased $5,720,000, or 23.6%, to $29,925,000 at March 31, 2000 from $24,205,000 at September 30,
1999. Consumer loans, which carry the highest risk factor, increased $3,557,000, or 21.6%, to $20,016,000 at March 31, 2000 from $16,459,000 at
September 30, 1999. As of March 31, 2000, the allowance for loan losses was $1,752,000, or 0.73% of net loans receivable and 768.42% of total nonperforming loans. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. Charge-offs were $1,000 and $5,000 for the six-month periods ended March 31, 2000 and 1999, respectively.

A reconciliation of the Association's allowance for loan losses is summarized as follows:


                         Six Months Ended December 31, 1999
                             2000        1999
Balance at beginning
  of period               $1,602,000   $1,521,000
Provision                    151,000     (111,000)
Charge-offs                   (1,000)      (5,000)
Recoveries                        -            -
Balance at end of period  $1,752,000   $1,405,000


Non-interest Income: Non-interest income increased $31,000, or 27.7% to $143,000 for the quarter ended March 31, 2000 from $112,000 for the comparable period in 1999. Loan fees and deposit service charges increased $16,000 to $98,000 for the three months ended March 31, 2000 compared to $82,000 for the comparable period in 1999. Other income increased $15,000 to $45,000 in the quarter ended March 31, 2000 compared to $30,000 for the comparable period in 1999. Non-interest income increased $39,000, or 15.8% to $286,000 for the six months ended March 31, 2000 from $247,000 for the six months ended March 31, 1999. Loan fees and deposit service charges increased $20,000 to $194,000 for the six months ended March 31, 2000 compared to $174,000 for the comparable period in 1999. Other income increased $24,000 to $92,000 during the six months ended March 31, 2000 compared to $68,000 for the six months ended March 31, 1999. Loan fees and deposit service charges increased in both periods primarily due to the increased number of loans and increased deposit accounts with monthly charges. Other income increased in both the three and six months ended March 31, 2000 primarily due to increased brokerage and insurance commissions from the Association's service corporation offsetting decreased profits on the sale of loans. Profits on the sale of loans were $5,000 and $12,000 for the quarters ended March 31, 2000 and 1999 respectively. Brokerage and insurance commissions from the Association's service corporation were $33,000 and $15,000 for the quarters ended March 31, 2000 and 1999, respectively. Brokerage and insurance commissions were $62,000 and $25,000 for the six months ended March 31, 2000 and 1999, respectively. Profits on the sale of loans were $17,000 and $36,000 for the six months ended March 31, 2000 and 1999 respectively.

Non-interest Expense: Non-interest expense increased $42,000 to $1,247,000 for the quarter ended March 31, 2000 from $1,205,000 for the comparable period in 1999. Personnel expenses increased $28,000 to $705,000 for the quarter ended March 31, 2000 compared to $677,000 for the comparable period in 1999. Cash compensation increased $14,000 for the current quarter. Due to a decrease in loan originations in the three months ended March 31, 2000 compared to the comparable period in 1999, $39,000 less in expenses were deferred. Payroll taxes and other benefits decreased $6,000 for the current quarter. The Association had 70 full-time equivalent employees at March 31, 2000 compared to 67 at March 31, 1999. ESOP expenses decreased $18,000 in the quarter ended March 31, 2000 compared to the prior period due to lower average prices of the Company's common stock in the current quarter.

Occupancy expense increased $3,000 to $203,000 for the quarter ended March 31, 2000 compared to $200,000 for the quarter ended March 31, 1999. The increase was due to increased real estate taxes.

Data processing expenses decreased $12,000 to $51,000 for the quarter ended March 31, 2000 compared to the prior year. In June 1999, the Association converted to an in-house data processing system. Although data processing costs have decreased, compensation expense has increased due to additional data processing staff. Federal insurance premiums have decreased $14,000 in the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to equal sharing of FICO bond expenses by all banks and thrifts effective January 1, 2000. Advertising expenses decreased $14,000 to $27,000 for the quarter ended March 31, 2000 compared to $41,000 for the comparable period in 1999. The prior year saw increased advertising for a new senior's club and increased advertising for the new branch office in Liberty. Other operating expenses increased $56,000 to $254,000 for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. In the current quarter, dealer participation fees paid increased $37,000 and charitable contributions increased $27,000. Postage increased $2,000, while telephone expenses and office supply expenses decreased $5,000 each. Professional fees decreased $11,000 due primarily to one time charges in prior periods.

Non-interest expense increased $96,000 for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. Personnel expenses increased $90,000 for the current period. Cash compensation increased
$55,000 due primarily to more employees and annual pay increases.   Due to
decreased loan originations in the six months ended March 31, 2000 compared to the prior year, $77,000 less in expense was deferred. ESOP expense decreased in the current period by $48,000 due to lower average prices of the Company's common stock in the current period. Occupancy expenses increased $40,000 to $417,000 for the six month period ended March 31, 2000 compared to $377,000 for the comparable period in 1999, due to increased real estate taxes. Data processing expenses decreased $32,000 to $92,000 for the six months ended March 31, 2000 compared to $124,000 forthe prior year. The decrease was primarily due to the conversion to an in-house processing system. Additional data processing staff increased compensation expense. Federal insurance premiums decreased $23,000 due to reduced FICO assessments in the current period. Advertising expenses decreased $23,000 to $55,000 for the six months ended March 31, 2000 compared to $78,000 for the comparable period in 1999. The decrease was primarily due to advertising for the new Liberty branch and the new senior's program in the prior year. Other operating expenses increased $44,000 to $461,000 for the six months ended March 31, 2000 compared to $417,000 for the prior year. Dealer participation fees paid increased $63,000 and charitable contributions increased $32,000. Deposit account supplies increased $8,000. Employee travel expenses decreased $9,000 due to data processing conversion charges in the prior year. Professional fees decreased $35,000 due primarily to one time charges in the prior period.


Income Taxes: Income tax expense decreased $100,000 to $275,000 for the quarter ended March 31, 2000, compared to $375,000 for the comparable period in 1999. The effective tax rate was 33.4% and 37.4% for the quarters ended March 31, 2000 and 1999, respectively. Income tax expense decreased $126,000 to $546,000 for the six months ended March 31, 2000, compared to $672,000 for the six months ended March 31, 1999. The effective tax rate was 33.4% and 38.1% for the six months periods ended March 31, 2000 and 1999, respectively. Taxable income fell for both the three and six month periods ended March 31, 2000 compared to the three and six months ended March 31, 1999 and reduced taxes due.

Asset and Liability Management - Interest Rate Sensitivity

At March 31, 2000, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing in the same period by $16.1 million, representing a cumulative negative one-year gap ratio of 5.7% to total assets. At September 30, 1999, the negative gap was $34.0 million, or 13.0% to total assets. The change is primarily due to increased speculative construction loans, increased adjustable rate mortgage loans now subject to annual adjustments, increased consumer loans with shorter terms, increased longer term FHLB advances and increased balances in longer term certificates of deposits by customers.

The Year 2000 Issue

The Association has not encountered any Year 2000 related problems to date. The Association will continue to monitor all data processing and other applications throughout the year.

Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company's management of market risk, see "Asset and Liability Management" above and pages 14 and 15 of the Company's Annual Report incorporated by reference in Part IV, item 14, of Form 10-K for the fiscal year ended September 30, 1999.

For quantitative information about market risk, see pages 14 and 15 of the Company's Annual Report.

There has been no material changes in the quantitative disclosures about market risk as of March 31, 2000 from those presented in the Company's 1999 Annual Report.


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


                                             March 31,  September 30,
                                                1999        1999
                                            (Dollars in Thousands)

Non-Accruing Loans:
     One- to four-family                           $126        $171
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          63
     Construction                                    --          --
     Consumer                                        35          13
       Total non-accuring loans                     161         247

Accruing loans delinquent 90 days or more(1)
     One- to four-family                             67          --
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                    --          --
     Consumer                                        --          --
       Total accruing loans delinquent
         90 days or more                             67          --
       Total non-performing loans                   228         247

Foreclosed Assets:
     One- to four-family                             --          23
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                    --          --
     Consumer                                         7          --
       Total foreclosed assets                        7          23

Total non-performing assets                        $235        $270

Total classified assets                          $5,326      $8,062

Total non-performing loans as a
  percentage of loans receivable                   0.09%       0.10%
Total non-performing assets as a
  percentage of total assets                       0.08%       0.10%


____________________
(1) These loans are delinquent 90 days or more as to principal but not as to interest.  This can occur when the Association receives a partial payment from a borrower which is first applied to interest due.

Non-performing assets decreased $35,000, or 13.0% to $235,000 at March 31, 2000 from $270,000 at September 30, 1999. Classified assets decreased $2,736,000, or 33.9%, to $5,326,000 at March 31, 2000 from $8,062,000 at
September 30, 1999, primarily because of the decrease in speculative construction loans that were not paid off in their initial one year term.



CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of March 31, 2000:


                          Actual               Required             Excess
                        Amount/Percent       Amount/Percent      Amount/Percent
                                         (Dollars in Thousands)

Tangible Capital      $35,870  12.71%       $4,234   1.50%     $31,636  11.21%
Core Leverage
  Capital              35,870  12.71%       11,291   4.00%      24,579   8.71%
Risk-Based
  Capital              37,614  20.01%       15,037   8.00%      22,577  12.01%



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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits, less withdrawable deposits maturing in more than one year, and borrowings payable on demand or in one year or less.
The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at March 31, 2000 and September 30, 1999 were 17.53% and 11.89%, respectively.

In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. Long term advances increased $15,869,000 during the six months ended March 31, 2000 due to new long term . Certificates of deposits were 77.0% of total savings and 46.0% of total interest-bearing liabilities at March 31, 2000 compared to 76.6% and 51.3% respectively at September 30, 1999.

In November 1999, the Company announced a 10% stock repurchase program. By March 31, 2000 a total of 164,700 shares were repurchased at a cost of $2,026,000. At March 31, 2000, 43,517 shares remain outstanding in that repurchase program.


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

                 Not Applicable

ITEM 3.          Defaults upon Senior Securities

                 Not Applicable

ITEM 4.          Submissions of Matters to a Vote of Security Holders

                 The annual meeting of stockholders of the Company was held on January 24, 2000. Mr David G. Just and Mr. William J. Heavner were each elected as directors for three year terms as follows: Mr. Just had 1,716,809 shares for, 52,417 shares withheld and no broker non-votes; Mr. Heavner had 1,489,708 shares for, 279,518 shares withheld and no broker non-votes. The following Directors' terms of office continued after the meeting: Jon N. Crouch, William F. Barker, Harold D. Lee, Kennith R. Baker and Dennis E. Marshall.

                 The stockholders approved the ratification of the appointment of KPMG LLP as the Company's auditors by a vote of 1,747,749 shares for, 14,763 shares against, 6,714 abstentions and no broker non-votes.

ITEM 5.          Other Information

                 Effective February 1, 2000, Director Baker resigned as a Director of the Company for personal reasons

ITEM 6.          Exhibits and Reports of Form 8-K

                 On March 1, 2000, the Company filed a Form 8-K for the purpose of reporting, under Item 5 thereof, the resignation of David G. Just as Chief Executive Officer and the appointment of Duane Kohlstaedt as Chief Executive Officer.

                 Financial Data Schedule; EX-27

                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAMERON FINANCIAL CORPORATION
                                                   Registrant


Date:     May 12, 2000                     /s/ Duane Kohlstaedt

                                           Duane Kohlstaedt, Executive Vice-
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

Date:    May 12, 2000                      /s/ Ronald W. Hill

                                           Ronald W. Hill, Vice-President &
                                           Treasurer (Principal Financial &
                                           Accounting Officer)