Form 10-Q
period 2000-06-30
CAMERON FINANCIAL CORP /DE/
filed 2000-08-11
CIK 934884

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
           __________________________________


                      FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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
        Yes  (X)                           No  ( )

Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date.

Class                                      Outstanding at August 7, 2000
Common stock, .01 par value                          1,913,649


                                         CAMERON FINANCIAL CORPORATION

                                                   Contents

PART I  - FINANCIAL INFORMATION

        Item 1:          Financial Statements                       Page

Consolidated Balance Sheets at June 30, 2000,
unaudited, and September 30, 1999                                     3

Consolidated Statements of Earnings for the Three
Months and Nine Months Ended June 30, 2000 and
1999, unaudited                                                        4

Consolidated Statements of Stockholders' Equity
for the Nine Months Ended June 30, 2000, unaudited                     5

Consolidated Statements of Cash Flows for
the Nine Months Ended June 30, 2000 and
1999, unaudited                                                        6


Notes to Unaudited Consolidated Financial Statements                   7

        Item 2:          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                 8-17

PART II - OTHER INFORMATION                                           18

Signatures                                                            19






                     CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                (Dollars in thousands)
                                                               June 30,    September 30,
                                                                   2000       1999
    Assets                                                     (unaudited)
                                                            (Dollars in thousands)
    Cash and cash equivalents                                       $6,253    $6,100
    Investment securities held-to-maturity
   (estimated fair value of $22,692 at June 30 and $18,191
    at September 30)                                                23,382    18,538
    Mortgage backed securities                                           3         5
    Loans receivable, net                                          252,768   221,909
    Accrued interest receivable:
         Loans                                                       1,742     1,523
         Investment securities                                         353       268
    Office property and equipment, net                               7,457     7,748
    Stock in Federal Home Loan Bank(FHLB) of Des Moines, at cost     5,309     3,556
    Deferred income taxes                                               74        74
    Other assets                                                     1,894     1,832

         Total assets                                             $299,235  $261,553

    Liabilities and Stockholders' Equity

    Liabilities:
         Savings deposits                                          147,673   143,737
         Advances from FHLB                                        106,154    71,101
         Advance payments for taxes and insurance                    1,835     2,244
         Accrued interest on savings deposits                          142       158
         Accrued expenses and other liabilities                      3,467     3,491
         Income taxes payable                                          130       198

         Total liabilities                                         259,401   220,929


Stockholders'Equity:

Serial preferred stock, $.01 par, 2,000,000
authorized, none issued or outstanding                                ---          --

Common stock, $.01 par value,
authorized 10,000,000 shares, 3,026,928 shares issued                  30       30

Additional paid in capital                                         30,179   30,163

Retained earnings,
substantially restricted                                           28,316   27,385

Unearned employee benefits                                         (1,169)  (1,483)

Treasury stock, at cost-
1,113,279 shares at June 30, 2000
and 944,749 at September 30, 1999                                 (17,522) (15,471)

Total stockholders' equity                                         39,834   40,624


Total liabilities and stockholders' equity                       $299,235 $261,553



See accompanying Notes to Unaudited Consolidated Financial Statements.


                           CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                               Consolidated Statements of Earnings
                                          (unaudited)
                                               Three Months Ended    Nine Months Ended
                                                         June 30,             June 30,
                                                    2000        1999     2000      1999
                                               (Dollars in thousands, except share data)

        Interest income:
           Loans                                  $5,075      $4,123  $14,309   $12,069
           Investment securities                     372         248    1,010       714
           Certificates of deposit and other         113          52       301       226
                Total interest income              5,560       4,423   15,620    13,009

        Interest expense:
           Savings deposits                        1,885       1,810    5,545     5,453
           Borrowed money                          1,561         698    3,962     1,833
                Total interest expense             3,446       2,508    9,507     7,286

                Net interest income                2,114       1,915    6,113     5,723

        Provision for loan losses                    201          65      352       (46)
                Net interest income after
                provision for loan losses          1,913       1,850    5,761     5,769

        Noninterest income:
           Loan fees and service charges             128          76      322       250
           Gain on sale of investments                 -           -        -         5
           Other income                               56          38      148       106
                Total noninterest income             184         114      470       361

        Noninterest expense:
           Compensation, payroll taxes and
             fringe benefits                         706         694    2,158     2,056
           Occupancy expense                         213         173      630       550
           Data processing                            55          84      147       208
           Federal insurance premiums                  8          21       26        62
           Advertising                                19          34       74       112
           (Gain) Loss on real estate owned            -          (1)       2         1
           Other operating expenses                  154         227      615       644
                Total noninterest expense          1,155       1,232    3,652     3,633

                Earnings before income taxes         942         732    2,579     2,497

                Income taxes                         317         284      863       956

                Net earnings                        $625        $448   $1,716    $1,541

        Basic earnings per share                   $0.34       $0.23    $0.90     $0.73
        Diluted earnings per share                 $0.34       $0.23    $0.90     $0.73
        Basic average shares outstanding       1,824,089   1,966,6271,907,312 2,102,395
        Common stock equivalents-stock options     1,591           -      393         -
        Diluted average shares outstanding     1,825,680   1,966,6271,907,705 2,102,395


See accompanying Notes to Unaudited Consolidated Financial Statements.

                         CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Stockholders' Equity
                           For The Nine Months Ended June 30, 2000

                                            Additional           Unearned              Total
                                     Common  paid-in   Retained  employee Treasury stockholders'
                                     Stock   capital    earnings benefits  stock       equity
                                                       (Dollars in thousands)
Balance at September 30, 1999          $30     $30,163   $27,385 ($1,483) ($15,471)      $40,624

 Net earnings                             -        -       1,716       -        -         $1,716

 Amortization of RRP                      -        -          -      222       (25)          197

 Allocation of ESOP shares                -         48        -      181        -            229

Additional RRP award                      -        (32)       -      (89)      121             -

 Dividends declared ($0.45 per share)     -        -        (785)      -        -           (785)

 Purchase 172,700 shares of
  treasury stock                          -        -          -        -    (2,147)       (2,147)

Balance at June 30, 2000               $30     $30,179   $28,316 ($1,169) ($17,522)      $39,834

See accompanying Notes to Unaudited Consolidated Financial Statements.


                      CAMERON FINANCIAL CORPORATION AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                              Nine Months Ended June 30,
                                      (Unaudited)

                                                         2000      1999
                                                    (Dollars in Thousands)
Cash flows from operating activities:
 Net earnings                                          $1,716    $1,541
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
   Depreciation and amortization                          343       294
   Provision for loan losses                              352       (46)
   Provision for losses on real estate owned                -         1
   Amortization of RRP and allocation of ESOP shares      426       478
   Deferred income taxes                                    -         2
   (Loss) gain on sale of real estate owned                (2)       (1)
   Amortization of deferred loan fees                    (110)     (341)
   Proceeds from sales of loans held for sale           1,242     4,990
   Origination of loans held for sale                  (1,650)   (4,666)
   Gain on sale of loans held for sale                    (18)      (56)
   Changes in assets and liabilities:
     Accrued interest receivable                         (304)       (8)
     Other assets                                         (85)     (406)
     Accrued interest payable                             (16)       24
     Accrued expenses and other liabilities               (49)    1,014
     Current income taxes payable                         (68)       97

       Net cash provided by operating activities       $1,777    $2,917

Cash flows from investing activities:
   Net increase in loans receivable                   (30,650)  (23,788)
   Mortgage-backed securities principal payments            2         2
   Maturity of investment securities
      held to maturity                                  2,136     8,714
   Purchase of investment securities
      held to maturity                                 (6,978)   (9,999)
    Purchase of FHLB stock                             (1,753)     (766)
    Net proceeds from sale of real estate owned             -        17
   Additions and improvements to real estate owned          -        (1)
   Purchase of office property and equipment, net         (54)     (250)

       Cash used in investing activities             ($37,297) ($26,071)


Cash flows from financing activities:
   Net increase in NOW passbook and
      money market deposit accounts                       117     6,129
   Net increase in certificate accounts                 3,819       442
   Net decrease in advance payments by
      borrowers for taxes and insurance                  (409)     (237)
   Proceeds from FHLB advances                        115,450    29,700
   Repayment of FHLB advances                         (80,397)  (11,384)
   Proceeds of other borrowed money                         -       910
   Dividends paid                                        (760)     (424)
   Purchase of Treasury stock                          (2,147)   (4,645)

        Net cash provided by (used in)
           financing activities                        35,673    20,491

        Net increase (decrease) in cash                   153    (2,663)

Cash and cash equivalents at beginning of period        6,100     7,719
Cash and cash equivalents at end of period             $6,253    $5,056

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes          $931      $870

   Cash paid during the period for interest            $9,346    $7,357

Supplemental schedule of noncash investing and financing activities:
        Conversion of loans to real estate owned            -      $197
        Conversion of real estate owned to loans          $25      $137
        Dividend declared and payable                    $271      $243
        Issuance of unearned RRP shares                   $89       $88

See accompanying Notes to Unaudited Consolidated Financial Statements.



                  CAMERON FINANCIAL CORPORATION AND SUBSIDIARY


            Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation have been included. The results of operations and other data for the three month and nine month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 2000. The September 30, 1999 balance sheet information has been derived from the consolidated balance sheet as of that date.


(2)      Impact of Accounting Standards not yet adopted.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133"and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - Amendment of SFAS No. 133", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters beginning after June 15, 2000. Management believes adoption of these accounting standards will not significantly effect the Company's consolidated financial statements.

The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The Interpretation, which is effective July 1, 2000, clarifies the application of APB Opinion No. 25 "Accounting for Stock Issued to Employees". Management does not expect that the Interpretation will have a significant impact on the Company's financial statements.

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

The following discussion compares the financial condition of Cameron Financial Corporation, the "Company", and its wholly owned subsidiary, The Cameron Savings & Loan Association, F.A., the "Association", at June 30, 2000 to its fiscal year end September 30, 1999, and the results of operations for the three and nine months ended June 30, 2000 with the three and nine months ended June 30, 1999. This discussion should be read in conjunction with the interim financial statements and notes which are included herein.

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

The Association's business strategy is to operate as a well-capitalized, profitable and independent community savings institution dedicated to home mortgage lending and, to a lesser extent, consumer finance, funded primarily by retail deposits from the Association's main and branch offices and FHLB advances. The Association has sought to implement this strategy by emphasizing residential mortgage lending and construction lending, maintaining asset quality, managing interest rate risk exposure, maintaining an investment portfolio of high grade securities and other investments, maintaining acceptable levels of profitability and capital, and emphasizing customer service.

The net income of the Association is dependent primarily on its net interest income, which is the difference between interest earned on its loans and investments and the interest paid on interest bearing liabilities. Net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges. Net interest income is determined by the difference between the yield earned on interest earning assets and rates paid on interest bearing liabilities (interest rate spread), and the relative amounts of interest earning assets and interest bearing liabilities (net interest margin). The interest rate spread is affected by loan demand, deposit flows and borrowings. In addition, net income is affected by the level of operating expenses and the establishment of loan loss reserves.

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

FINANCIAL CONDITION

Total assets increased 14.4%, or $37,682,000, to $299,235,000 at June 30,
2000 from $261,553,000 at September 30, 1999. Loans receivable, net, increased 13.9%, or $30,859,000, to $252,768,000 at June 30, 2000 from
$221,909,000 at September 30, 1999. Cash, investment securities and certificates of deposits in other financial institutions increased 20.3%, or $4,995,000, to $29,638,000 at June 30, 2000 from $24,643,000 at
September 30, 1999. Deposits increased 2.7%, or $3,936,000, to $147,673,000 at June 30, 2000 from $143,737,000 at September 30, 1999.
Advances from the Federal Home Loan Bank increased 49.3%, or $35,053,000, to $106,154,000 at June 30, 2000 from $71,101,000 at September 30, 1999.
Stockholders' equity decreased 1.9%, or $790,000 to $39,834,000 at June 30, 2000 from $40,624,000 at September 30, 1999, primarily as a result of the Company's stock repurchase programs and dividends paid exceeding net earnings. On November 18, 1999 the Company announced its intention to repurchase up to 10% of its outstanding shares, totaling 208,217 shares, in the open market over the next 12 months. At June 30 ,2000, a total of 172,700 shares had been repurchased at a cost of $2,147,000.

The following table sets forth certain information regarding the composition of the Association's loan portfolio.

                               June 30,  September 30,
                                 2000         1999
One- to four family         $174,026,000 $160,789,000
Multifamily                    9,307,000    7,360,000
Commercial real estate         9,786,000    6,398,000
Land                           4,922,000    6,025,000
Development                    8,456,000    8,635,000
Construction (1)              44,523,000   40,301,000
Consumer loans                25,348,000   16,459,000
  Total Loans Receivable     276,368,000  245,967,000
Less:
Deferred loan fees, net          285,000      529,000
Loans in process              21,367,000   21,927,000
Allowance for loan losses      1,948,000    1,602,000
  Net Loans Receivable      $252,768,000 $221,909,000

Speculative construction     $31,908,000  $24,205,000
Contract and permanent
 construction                $12,615,000  $16,096,000
Total (1)                    $44,523,000  $40,301,000



During the nine months ended June 30, 2000, permanent 1-4 family loans increased $13,237,000, or 8.2%, to $174,026,000; consumer loans increased $8,889,000, or 54.0%, to $25,348,000; construction loans increased $4,222,000, or 10.5%, to $44,523,000; and commercial real estate loans increased $3,388,000, or 53.0%, to $9,786,000. These increases were primarily due to continued aggressive loan solicitation by the Association.

Deposits were $147,673,000 at June 30, 2000, an increase of $3,936,000, or 2.7% from $143,737,000 at September 30, 1999. Competition from other financial and non-financial entities have, and will continue to impact deposit growth. The Association offers competitive interest rates on its deposit products.

During the quarter ended June 30, 2000, the Association borrowed an additional $8,000,000 of long term advances from the Federal Home Loan Bank and repaid amortizing long term advances of $67,000. During that quarter, the Association borrowed $18,450,000 of short term advances and repaid $17,200,000 of short term advances.

At June 30, 2000, FHLB advances and certificates of deposit were 41.8% and 44.9% of interest-bearing liabilities, respectively. At September 30, 1999, they were 33.1% and 51.3%, respectively.

RESULTS OF OPERATIONS

Net Earnings: Basic and diluted earnings per share increased $0.11, or 47.8%, to $0.34 for the quarter ended June 30, 2000, compared to $0.23 for the quarter ended June 30, 1999. Net earnings increased $177,000, or 39.5%, to $625,000 for the quarter ended June 30, 2000, compared with $448,000 for the quarter ended June 30, 1999. Basic and diluted earnings per share increased $0.17, or 23.3%, to $0.90 for the nine months ended June 30, 2000, compared to $0.73 for the nine months ended June 30, 1999. Net earnings increased $175,000, or 11.4%, to $1,716,000 for the nine months ended June 30, 2000, compared with $1,541,000 for the nine months ended June 30, 1999. For the quarterly period, the increases in interest income, non-interest income and the decrease in non-interest expense offset increases in interest expense, the provision for loan losses, and the provision for income taxes. For the nine-month period, increases in interest income and non-interest income and a decrease in the provision for income taxes offset increases in interest expense, non-interest expense and increases in the provision for loan losses.

Net Interest Income: Net interest income increased $199,000, or 10.4%, to $2,114,000 for the quarter ended June 30, 2000, compared to $1,915,000 for the quarter ended June 30, 1999. Net interest income increased $390,000 or 6.8% to $6,113,000 for the nine months ended June 30, 2000, compared to $5,723,000 for the nine months ended June 30, 1999. The net interest margin decreased to 3.12% for the nine months ended June 30, 2000 compared to 3.51% for the nine months ended June 30, 1999. Interest earning assets averaged 113.16% of interest bearing liabilities for the nine months ended June 30, 2000 compared to 117.86% for the same period in 1999. The average spread between interest earning assets and interest bearing liabilities decreased to 2.48% for the nine months ended June 30, 2000, compared to 2.58% for the same period in 1999.

Interest Income: Interest income increased by $1,137,000, or 25.7%, to $5,560,000 for the quarter ended June 30, 2000, from $4,423,000 for the quarter ended June 30, 1999. Interest income increased by $2,611,000, or 20.1%, to $15,620,000 for the nine months ended June 30, 2000, from $13,009,000 for the nine months ended June 30, 1999. The increases were primarily due to increased balances of interest earning assets. The average yield on interest earning assets for the nine months ending June 30, 2000 was 7.96% compared to 7.93% for the prior period.

Interest Expense: Interest expense increased $938,000, or 37.4%, to $3,446,000 for the quarter ended June 30, 2000, from $2,508,000 for the quarter ended June 30, 1999. For the nine-month period ended June 30, 2000, interest expense increased $2,221,000, or 30.5% to $9,507,000 from $7,286,000 for the nine months ended June 30, 1999. The increases were primarily a result of increases of average balances in savings deposits and FHLB advances and increased average rates paid on FHLB advances. The average cost of interest bearing liabilities for the nine months ended June 30, 2000 was 5.48% compared to 5.35% for the prior period.

Provision for Loan Losses: The provision for loan losses was $201,000 for the quarter ended June 30, 2000, compared to $65,000 for the quarter ended June 30, 1999. The provision for loan losses was $352,000 for the nine months ended June 30, 2000, compared to a reversal of $46,000 for the nine months ended June 30, 1999. The changes were due to the change in the size and composition of the portfolio. The allowance for loan losses is reviewed and adjusted monthly by management based on the size and composition of the gross loan portfolio. Various percentages are applied to the different types of loans in the portfolio with the highest requirement assigned to the loans with the greatest inherent risk. The provision will vary based on increases or decreases in the total loan portfolio and changes in the composition of the portfolio. As of June 30, 2000, the allowance for loan losses was $1,948,000, or 0.77% of net loans receivable compared with $1,602,000, or 0.72% at September 30, 1999. The allowance for loan losses was 595.72% of total nonperforming loans at June 30, 2000. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used by management. Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance.

A reconciliation of the Association's allowance for loan losses is summarized as follows:

                                          Nine Months Ended June 30,
                                                2000        1999

Balance at beginning of period              $1,602,000   $1,521,000
Provision                                      352,000      (46,000)
Charge-offs                                     (6,000)      (5,000)
Recoveries                                           -            -
Balance at end of period                    $1,948,000   $1,470,000


Non-interest Income: Non-interest income increased 61.4% to $184,000 for the quarter ended June 30, 2000 from $114,000 for the same period in 1999. Loan fees and deposit service charges increased $52,000 to $128,000 for the quarter ended June 30, 2000 compared to $76,000 for the same period in 1999. Other income increased $18,000 to $56,000 in the quarter ended June 30, 2000 compared to $38,000 for the same period in 1999. Non-interest income increased 30.2% to $470,000 for the nine months ended June 30, 2000 from $361,000 for the nine months ended June 30, 1999. Loan fees and deposit service charges increased $72,000 to $322,000 for the nine months ended June 30, 2000 compared to $250,000 for the same period in 1999.
Other income increased $42,000 to $148,000 during the nine months ended June 30, 2000 compared to $106,000 for the nine months ended June 30, 1999. Loan fees and deposit service charges increased in both periods primarily due to the increased number of loans and increased deposit accounts with monthly charges. Other income increased in the quarter ended June 30, 2000 primarily due to brokerage commissions from the Association's service corporation offsetting decreased profits on the sale of loans. Profits on the sale of loans were $1,000 and $20,000 for the quarters ended June 30, 2000 and 1999 respectively. Brokerage commissions from the Association's service corporation were $42,000 and $10,000 for the quarters ended June 30, 2000 and 1999, respectively. Commissions from the service corporation's insurance agency were $5,000 for both of the quarters ended June 30, 2000 and 1999 respectively. Other income increased in the nine months ended June 30, 2000, compared to the prior period primarily due to increased brokerage commissions and insurance commissions. Brokerage commissions were $76,000 and $28,000 for the nine months ended June 30, 2000 and 1999, respectively. Insurance commissions were $34,000 and $12,000 for the nine months ended June 30, 2000 and 1999, respectively. Profit on the sale of loans were $18,000 and $56,000 for the nine months ended June 30, 2000 and 1999, respectively.

Non-interest Expense: Non-interest expense decreased $77,000 to $1,155,000 for the quarter ended June 30, 2000 from $1,232,000 for the same period in 1999. Personnel expenses increased $12,000 to $706,000 for the quarter ended June 30, 2000 compared to $694,000 for the same period in 1999. Cash compensation decreased $14,000 and payroll taxes and other benefits decreased $4,000 for the current quarter. The Association had 65 full-time equivalent employees at June 30, 2000 compared to 67 at June 30, 1999.
ESOP expenses decreased $5,000 in the quarter ended June 30, 2000 compared to the prior period due to lower average prices of the Company's common stock in the current quarter. Due to fewer loan originations in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, there was $38,000 less in expenses deferred, in accordance with FAS 91, in the current quarter.

Occupancy expense increased $40,000 to $213,000 for the quarter ended June 30, 2000 compared to $173,000 for the quarter ended June 30, 1999. The increase was due to increased real estate taxes and increased depreciation expense on office equipment and computers.

Data processing expenses decreased $29,000, to $55,000 for the quarter ended June 30, 2000. The decrease was due to the data processing conversion by the Association in June 1999. Advertising expenses decreased $15,000 to $19,000 for the quarter ended June 30, 2000 compared to $34,000 for the quarter ended June 30, 1999. The prior year saw increased advertising for a new senior's club and increased advertising for the new branch office in Liberty. Federal insurance premiums decreased $13,000 to $8,000 for the quarter ended June 30, 2000 from $21,000 for the quarter ended June 30, 1999, due to equal sharing of FICO bond expenses by all banks and thrifts effective January 1, 2000. Other operating expenses decreased $73,000 to $154,000 for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. In the quarter ended June 30, 2000, dealer participation fees that had been previously charged to expense during the fiscal year were capitalized. They are currently being amortized as a yield adjustment. In the current quarter, dealer participation fees decreased $92,000, telephone expense decreased $10,000, and expenses for office supplies decreased $8,000. Expenses for employee travel decreased $15,000 due to the data processing conversion in 1999. Accruals for audit and exam expenses for the quarter ended June 30, 2000 increased $31,000 over the quarter ended June 30, 1999. Other professional fees increased $6,000.

Non-interest expense increased $19,000 for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. Personnel expenses increased $102,000 for the current period. Cash compensation increased $41,000 due primarily to a greater number of employees. Payroll taxes and other benefits increased $8,000 due to a greater number of employees. ESOP expense decreased in the current period by $53,000 due to lower average prices of the Company's common stock in the current period. Occupancy expenses increased $80,000 to $630,000 for the nine month period ended June 30, 2000 compared to $550,000 for the same period in 1999, due to increased real estate taxes and increased depreciation expense. Data processing expenses decreased $61,000 to $147,000 for the nine months ended June 30, 2000 compared to $208,000 for the prior period. The decrease was primarily due to the Association's data processing conversion in 1999. Federal insurance premiums decreased $36,000 to $26,000 for the nine months ended June 30, 2000 due to equal sharing of FICO bond expenses. Advertising decreased $38,000 to $74,000 for the nine months ended June 30, 2000 from $112,000 for the prior period. Other operating expenses decreased $29,000 to $615,000 for the nine months ended June 30, 2000 compared to $644,000 for the prior period. The decrease was primarily due to the change in treatment of dealer participation fees discussed above. Telephone expenses decreased $11,000; training expenses decreased $23,000; deposit account supply expenses increased $10,000; loan expenses increased $5,000; and charitable contributions increased $25,000.

Income Taxes: Income tax expense increased $33,000 to $317,000 for the quarter ended June 30, 2000, compared to $284,000 for the same period in 1999. The effective tax rate was 33.7% and 38.8% for the quarters ended June 30, 2000 and 1999, respectively. Income tax expense decreased $93,000 to $863,000 for the nine months ended June 30, 2000, compared to $956,000 for the nine months ended June 30, 1999. The effective tax rate was 33.5% and 38.3% for the nine months periods ended June 30, 2000 and 1999, respectively.

Asset and Liability Management - Interest Rate Sensitivity

At June 30, 2000, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing in the same period by $20.0 million, representing a cumulative negative one-year gap ratio of 6.7% to total assets. At September 30, 1999, the negative gap was $34.0 million, or 13.0% to total assets. The change is primarily due to increased speculative construction loans, increased adjustable mortgage loans now subject to annual adjustments, increased consumer loans with shorter terms, increased longer term FHLB advances and increased balances in longer term certificates of deposits by customers.

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

There has been no material changes in the quantitative disclosures about market risk as of June 30, 2000 from those presented in the Company's 1999 Annual Report.

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


                                            June 30,    September 30,
                                                2000        1999
                                            (Dollars in Thousands)

Non-Accruing Loans:
     One- to four-family                            $84         $171
     Multi-family                                    --           --
     Commercial                                      --           --
     Land                                            --           63
     Construction                                    --           --
     Consumer                                        43           13
       Total non-accuring loans                     127          247

Accruing loans delinquent 90 days or more(1)
     One- to four-family                             --          --
     Multi-family                                    --          --
     Commercial                                      --          --
     Land                                            --          --
     Construction                                   200          --
     Consumer                                        --          --
       Total accruing loans delinquent
         90 days or more                            200          --
       Total non-performing loans                   327         247

Foreclosed Assets:
     One- to four-family                            --          23
     Multi-family                                   --          --
     Commercial                                     --          --
     Land                                           --          --
     Construction                                   --          --
     Consumer                                       31          --
       Total foreclosed assets                      31          23

Total non-performing assets                       $358         $270

Total classified assets                        $11,995       $8,062

Total non-performing loans as a
  percentage of loans receivable                  0.12%        0.10%
Total non-performing assets as a
  percentage of total assets                      0.12%        0.10%



__________________
(1) These loans are delinquent 90 days or more as to principal but not as to interest. This can occur when the Association receives a partial payment from a borrower which is first applied to interest due.

Non-performing loans increased $80,000 to $327,000 at June 30, 2000 from $247,000 at September 30, 1999. Classified assets increased 48.8% to $11,995,000 at June 30, 2000 from $8,062,000 at September 30, 1999, primarily because of three borrowers becoming 30 days delinquent at June 30, 2000. One borrower with $2.05 million of speculative construction loans paid interest current in July 2000. A developer with a $1.6 million development loan and another borrower with $0.9 million in construction loans remain delinquent.


CAPITAL RESOURCES

The Association is subject to three capital to asset requirements in accordance with Office of Thrift Supervision regulations. The following table is a summary of the Association's regulatory capital requirements and actual capital as of June 30, 2000:

                            Actual               Required             Excess
                        Amount/Percent       Amount/Percent       Amount/Percent
                                         (Dollars in Thousands)

Tangible Capital      $36,115  12.18%       $4,449   1.50%      $31,666 10.68%
Core Leverage
  Capital              36,115  12.18%       11,864   4.00%       24,251  8.18%
Risk-Based
  Capital              38,055  19.22%       15,838   8.00%       22,217 11.22%




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

The Association is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently 4% of net withdrawable savings deposits, less withdrawable deposits maturing in more than one year, and borrowings payable on demand or in one year or less.
The Association has maintained its liquidity ratios at levels exceeding the minimum requirement. The eligible liquidity ratios at June 30, 2000 and September 30, 1999 were 17.82% and 11.89%, respectively.

In light of the competition for deposits and demand for loans, the Association has utilized the funding sources of the Federal Home Loan Bank to meet demand in accordance with the Association's growth plan. The wholesale funding sources may allow the Association to obtain a lower cost of funding and create a more efficient liability match to the respective assets being funded. In addition, the Association utilizes short term borrowings from the Federal Home Loan Bank to meet day to day cash needs as required. Long term advances were $92,904,000 at June 30, 2000 compared to $69,101,000 at September 30, 1999. Short term advances were $13,250,000 at June 30, 2000 compared to $2,000,000 at September 30, 1999.
Certificates of deposits were 77.3% of total savings and 44.9% of total interest-bearing liabilities at June 30, 2000 compared to 76.6% and 51.3% respectively at September 30, 1999.

In November 1999, the Company announced a 10% stock repurchase program. By June 30, 2000 a total of 172,700 shares were repurchased at a cost of $2,147,000. At June 30, 2000, 35,517 shares remain to be repurchased in that repurchase program.

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


Date:  August 11, 2000                    /s/ Duane Kohlstaedt
                                          Duane Kohlstaedt, Executive Vice-
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)

Date:  August 11, 2000                    /s/ Ronald W. Hill
                                           Ronald W. Hill, Vice-President &
                                           Treasurer (Principal Financial &
                                           Accounting Officer)