Form 10-K
period 2000-09-30
CAMERON FINANCIAL CORP /DE/
filed 2000-12-29
CIK 934884

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

          Commission file number 0-25516

                         CAMERON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                                       43-1702410
-----------------------------------------------      --------------------------------------------
 (State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
          or organization)

       1304 North Walnut, Cameron, Missouri                          64429
-------------------------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:    (816) 632-2154
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of December 11, 2000, was $36,960,056. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of December 11, 2000, there were issued and outstanding 1,925,649 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

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

     Cameron Savings, which was originally chartered in 1887 as a Missouri-chartered mutual savings and loan association, is headquartered in Cameron, Missouri. The Association amended its mutual charter to become a federal mutual savings and loan association in 1994. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). Cameron Savings serves the financial needs of its customers throughout northwest Missouri through its main office located at 1304 North Walnut, Cameron, Missouri, and three branch offices located in Liberty, Maryville and Mound City, Missouri. The Association occupied the new main office during June 1997 and the new branch office in Liberty in August 1998. At September 30, 2000, the Company had total assets of $308.9 million, deposits of $149.2 million, and shareholders' equity of $40.4 million.

     Cameron Savings has been a community-oriented financial institution offering financial services to meet the needs of the market area it serves. The Association attracts deposits from the general public and uses such funds to originate loans secured by first mortgages on owner-occupied one- to four-family residences and construction loans in its market area. To a lesser extent, the Association originates land, commercial real estate, multi-family and consumer loans in its market area. See "Business - Originations, Purchases and Sales of Loans." The Association also invests in investment securities, interest-bearing deposits and other short-term liquid assets. See "Business - Investment Activities."

     The executive office of the Association is located at 1304 North Walnut, Cameron, Missouri. Its telephone number at that address is (816) 632-2154.

Recent Developments

     On October 6, 2000, Cameron Financial, Dickinson Financial Corporation, a Missouri corporation, and DFC Acquisition Corporation Four, a Delaware corporation and wholly-owned subsidiary of Dickinson Financial, entered into a merger agreement, a copy of which is incorporated herein by reference as Exhibit 2 to this Form 10-K. The merger agreement provides, among other things, for the merger of DFC Acquisition Corporation Four into Cameron Financial, with Cameron Financial thereafter being a wholly-owned subsidiary of Dickinson Financial. In connection with this transaction, Cameron Financial's wholly-owned subsidiary, Cameron Savings, would merge into Bank Midwest, N.A., a national banking association and wholly-owned subsidiary of Dickinson Financial.

     Pursuant to the merger agreement, each share of common stock of Cameron Financial that is issued and outstanding at the effective time of the merger (other than shares of common stock held in treasury or held directly or indirectly by Cameron Financial or Dickinson Financial, which shares will be canceled without payment of any consideration, and other than shares for which appraisal rights have properly been demanded) will be converted into the right to receive $20.75 in cash, subject to adjustment as described below in following two situations:

          First, if the effective time of the merger occurs after January 31, 2001, the per share cash consideration distributable by Dickinson Financial will be increased by an amount equal to the lesser of:

               (i) $0.0035 times the number of days that elapse between January 31, 2001 and the effective time of the merger, and

               (ii) Cameron Financial's net income per share (based on 2,099,179 shares, including shares subject to option) during the period between January 31, 2001 and the effective time of the merger.

          Second, if the adjusted stockholders' equity of Cameron Financial as of the close of business on the last business day immediately prior to the effective time of the merger is less than $40,000,000, the per share cash consideration distributable by Dickinson Financial will be reduced by an amount determined by subtracting such adjusted stockholders' equity from $40,000,000 and then dividing the result by 2,099,179.

     Consummation of the merger is subject to the satisfaction of certain conditions, including approval of the shareholders of Cameron Financial and approval of the appropriate regulatory agencies. The special meeting of shareholders of Cameron Financial to consider and vote on the merger agreement is scheduled for January 12, 2001. Applications to obtain the appropriate regulatory approvals have been filed, and are pending as of the date of this Form 10-K.

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

     The Association's primary focus in lending activities is on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences and loans for the construction of one- to four-family residences. In addition, in order to serve the financial needs of the families and the communities in the Association's primary market area, Cameron Savings also originates, to a lesser extent, land, commercial real estate, multi-family and consumer loans. See "- Originations, Purchases and Sales of Loans." At September 30, 2000, the Association's net loan portfolio totaled $261.9 million.

     The Association maintains an established loan approval process. Loans under $150,000 secured by real estate are reviewed and approved by any two members of the loan committee. Real estate loans between $150,000 and $252,700 that meet specified criteria may be approved by any three members of the loan committee. The entire Board of Directors approves all other real estate loans. Home equity and improvement loans are approved by the loan committee and the consumer lending department. Other consumer loans may be approved by any one person in the consumer lending department except for signature loans over $5,000 which require the approval of two persons on the loan committee.

     The aggregate amount of loans that the Association is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Association can have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At September 30, 2000, the maximum amount which the Association could have lent to any one borrower and the borrower's related entities was approximately $5.8 million. At September 30, 2000, the Association had no loans with an aggregate outstanding balance in excess of this amount. The Association has 33 borrowers or related borrowers with total loans outstanding in excess of $1.0 million. The largest amount outstanding to any one borrower and the borrower's related entities was approximately $5.3 million to a real estate investor, and was secured by real estate primarily in Clay and Platte Counties, Missouri and the personal guarantee of the borrower. At September 30, 2000, all of the loans to the aforementioned 33 borrowers were performing in accordance with their terms, except for ten loans to one borrower which were non-performing at September 30, 2000. See "Regulation - Federal Regulation of Savings Associations."

     Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated. Substantially all of the loans in process reflected in the table represent undisbursed residential construction funding.

                                                                      At September 30,
                              -------------------------------------------------------------------------------------------------
                                    2000                1999               1998                1997                1996
                              -----------------   -----------------   -----------------   -----------------   -----------------
                               Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                              --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
                                                      (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family/(1)/...  $174,183   61.62%   $160,789   65.38%   $134,416   65.08%   $123,856   61.96%   $109,292   62.06%
 Multi-family...............    11,562    4.09       7,360    2.99       2,943    1.42       4,226    2.11       2,908    1.65
 Commercial.................    11,120    3.93       6,398    2.60       3,243    1.57       3,403    1.70       4,322    2.45
 Land.......................    13,553    4.79      14,660    5.96      11,059    5.35       8,257    4.13       9,605    5.46
 Construction/(2)/..........    43,607   15.43      40,301   16.38      45,654   22.11      51,447   25.74      41,646   23.65
                              --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
  Total real estate loans...   254,025   89.87     229,508   93.31     197,315   95.53     191,189   95.64     167,773   95.27
                              --------            --------            --------            --------            --------

Other Loans:
-----------
 Consumer and Other Loans:
  Deposit account...........       460    0.16         516    0.21         621    0.30         398    0.20         533    0.30
  Automobile................     7,249    2.56       3,244    1.32       3,094    1.50       3,302    1.65       3,359    1.91
  Home equity...............     6,209    2.20       4,429    1.80       2,937    1.42       1,904    0.95       2,718    1.54
  Home improvement..........     2,092    0.74       1,154    0.47       1,181    0.57       1,014    0.51         873    0.50
  Other/(3)/................    12,623    4.47       7,116    2.89       1,408    0.68       2,091    1.05         847    0.48
                              --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
   Total consumer loans.....    28,633   10.13      16,459    6.69       9,241    4.47       8,709    4.36       8,330    4.73
                              --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
   Total loans..............   282,658  100.00%    245,967  100.00%    206,556  100.00%    199,898  100.00%    176,103  100.00%
                                        ======              ======              ======              ======              ======

Less:
----
 Loans in process...........    18,429              21,927              19,730              20,679              19,502
 Deferred loan fees, net....       243                 529                 700                 805                 804
 Allowance for loan losses..     2,119               1,602               1,521               1,624               1,353
                              --------            --------            --------            --------            --------
 Loans receivable, net......  $261,867            $221,909            $184,605            $176,790            $154,444
                              ========            ========            ========            ========            ========

_____________________
/(1)/ Includes $384,000, $147,000, $526,000 and $466,000 of loans held for sale at September 30, 2000, 1999, 1998 and 1997, respectively.
/(2)/ Includes $7.4 million, $11.5 million, $9.9 million, $6.6 million and $8.3 million of construction-permanent loans on one-to four-family properties at September 30, 2000, 1999, 1998, 1997 and 1996, respectively, $0.2 million, $2.7 million, $0.8 million, $0.3 million and $1.4 million of construction-permanent loans on multi-family properties at September 30, 2000, 1999, 1998, 1997 and 1996, respectively, and $1.2, $0.1 million and
      $70,000 of construction-permanent loans on commercial property at September 30, 2000, 1999 and 1996, respectively.
/(3)/ Includes $2.7 million of commercial lines of credit and commercial leases and $2.3 million of recreational vehicle, boat and motorcycle loans at September 30, 1999. Includes $2.9 million of commercial lines of credit and commercial leases and $7.8 million of recreational vehicle, boat and motorcycle loans at September 30, 2000.

     The following table sets forth the composition of the Association's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                        At September 30,
                                    ---------------------------------------------------------------------------------------------
                                          2000               1999              1998                1997               1996
                                    -----------------  -----------------  -----------------  -----------------  -----------------
                                     Amount   Percent   Amount   Percent   Amount  Percent    Amount  Percent    Amount  Percent
                                    -------  --------  -------  --------  -------- --------  -------  --------  -------  --------
                                                                      (Dollars in Thousands)
Fixed-Rate Loans:
-----------------
 Real estate:
  One- to four-family/(1)/......    $ 39,334   13.91%  $ 39,792   16.18%  $ 27,039   13.09%  $ 22,214   11.11%  $ 24,312   13.81%
  Multi-family..................          62    0.02      2,970    1.21        152    0.07        942    0.47        986    0.56
  Commercial....................         929    0.33        330    0.13        349    0.17        571    0.29        604    0.34
  Land..........................       9,170    3.24      9,911    4.03      5,284    2.56      5,180    2.59      6,298    3.58
  Construction..................      37,736   13.35     31,668   12.87     41,821   20.25     50,106   25.07     35,475   20.14
                                    --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total real estate loans......      87,231   30.85     84,671   34.42     74,645   36.14     79,013   25.07     67,675   38.43
  Consumer and other............      20,758    7.34     10,311    4.20      5,224    2.53      5,768    2.88      6,033    3.43
                                    --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total fixed-rate loans.......     107,989   38.19     94,982   38.62     79,869   38.67     84,781   42.41     73,708   41.86
                                    --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

Adjustable-Rate Loans:
----------------------
 Real estate:
  One- to four-family...........     134,849   47.71    120,997   49.19    107,377   51.98    101,642   50.85     84,980   48.26
  Multi-family..................      11,500    4.07      4,390    1.78      2,791    1.35      3,284    1.64      1,922    1.09
  Commercial....................      10,191    3.61      6,068    2.47      2,894     1.4      2,832    1.42      3,718    2.11
  Land..........................       4,383    1.55      4,749    1.93      5,775     2.8      3,077    1.54      3,307    1.88
  Construction..................       5,871    2.08      8,633    3.51      3,833    1.86      1,341    0.67      6,171     3.5
                                    --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total real estate loans......     166,794   59.02    144,837   58.88    122,670   59.39    112,176   56.12    100,098   56.84
 Consumer and other.............       7,875    2.79      6,148    2.50      4,017    1.94      2,941    1.47      2,297     1.3
                                    --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
   Total adjustable-rate loans..     174,669   61.81    150,985   61.38    126,687   61.33    115,117   57.59    102,395   58.14
                                    --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total loans...................     282,658  100.00%   245,967  100.00%   206,556  100.00%   199,898  100.00%   176,103  100.00%
                                              ======             ======             ======             ======             ======

Less:
-----
 Loans in process...............      18,429             21,927             19,730             20,679             19,502
 Deferred loan fees, net........         243                529                700                805                804
 Allowance for loan losses......       2,119              1,602              1,521              1,624              1,353
                                    --------           --------           --------           --------           --------
  Loans receivable, net.........    $261,867           $221,909           $184,605           $176,790           $154,444
                                    ========           ========           ========           ========           ========

______________________
/(1)/ Includes ARM loans aggregating $3.9 million, $7.3 million, $2.8 million,
      $6.9 million and $7.9 million at September 30, 2000, 1999, 1998, 1997 and 1996, respectively, which have their next interest rate adjustment date five years or more from the dates indicated.

     The following table sets forth the contractual maturity and weighted average rates of the Association's loan portfolio at September 30, 2000. Loans which have adjustable or renegotiable interest rates are shown as maturing in the year during which the contract is due. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                                                Real Estate
                                     -----------------------------------------------------------------------------------------
                                                                Multi-family and
                                       One- to Four-Family         Commercial                Land              Construction
                                     ------------------------  -----------------------  -------------------  -----------------
                                                   Weighted                 Weighted               Weighted           Weighted
                                                   Average                  Average                Average            Average
                                       Amount       Weight      Amount      Weight       Amount    Weight    Amount   Weight
                                     -----------  -----------  --------  -------------  --------  ---------  -------  --------
                                                                 (Dollars in Thousands)
Due During Years Ending
September 30,
-------------

2001/(1)/..................           $    179        8.01%     $     1       8.00%      $ 1,107      8.54%   $29,797    8.83%
2002.......................              1,500       10.84           29       9.88            57      8.83      5,066    8.20
2003.......................                716        8.12            7       9.75         2,457      8.63         --      --
2004 and 2005..............              1,397        8.14          575       8.65         5,543      8.48         --      --
2006 to 2010...............             11,893        8.14        1,551       8.11         1,171      8.75        176    9.00
2011 to 2025...............             91,137        7.94       20,519       8.17         3,138      8.41      1,829    8.43
2026 and following.........             67,361        7.62           --         --            80      8.60      6,739    8.49
                                      --------       -----      -------       ----       -------      ----    -------    ----
Total......................           $174,183        7.86%     $22,682       8.18%      $13,553      8.52%   $43,607    8.69%
                                      ========                  =======                  =======              =======

                                     Consumer and Other              Total
                                   ---------------------     ---------------------
                                                Weighted                  Weighted
                                                 Average                   Average
                                    Amount       Weight       Amount        Weight
                                   -------      --------     --------     --------
(Dollars in Thousands)
Due During Years Ending
September 30,
-------------

2001/(1)/..................        $ 1,451       10.27%      $ 32,535        8.88%
2002.......................            958       11.83          7,610        8.81
2003.......................          2,177       11.93          5,357        9.90
2004 and 2005..............          8,610       12.17         16,125       10.43
2006 to 2010...............         11,399       10.01         26,190        8.98
2011 to 2025...............          3,998       10.37        120,621        8.08
2026 and following.........             40       18.00         74,220        7.71
                                   -------       -----       --------       -----
Total......................        $28,633       10.94%      $282,658        8.35%
                                   =======                   ========


    The total amount of loans due after September 30, 2001 which have fixed interest rates is $75.7 million, while the total amount of loans due after such date which have adjustable interest rates is $174.5 million.

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

One- to Four-Family Residential Real Estate Lending

     A primary focus of the Association's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied, one- to four-family residences. At September 30, 2000, $174.2 million, or 61.6%, of the Association's loan portfolio consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by Cameron Savings are secured by properties located in the Association's market area.

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

     The Association's loans are underwritten and documented pursuant to the guidelines of Freddie Mac. Most of the Association's fixed-rate residential loans have contractual terms to maturity of ten to 30 years. The Association's decision to hold or sell these loans is based on its asset/liability management policies and goals and the market conditions for mortgages at any period in time. Currently, the Association originates and sells substantially all of its fixed-rate 30-year loans which have the interest rates below a pre-determined level into the secondary markets, servicing released. See "Business -Originations, Purchases and Sales of Loans." The interest rates on loans sold are determined pursuant to commitments to purchase from secondary market sources.

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

     Cameron Savings presently offers several ARM products which adjust annually after an initial period ranging from one to five years subject to a limitation on the annual increase of 0.5%, 1.0% or 2.0% and an overall life of loan limitation of 5.0% or 6.0%. These ARM products utilize the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% or 3.0%. Borrowers are generally qualified using the fully indexed rate. ARM products held in the Association's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. At September 30, 2000, the Association had $134.8 million of one- to four-family ARM loans, or 47.7% of total loans.

     It is Cameron Savings' present policy generally to lend up to 97% of the lesser of the appraised value or purchase price of the property. Cameron Savings generally requires private mortgage insurance on residential loans with a loan-to-value ratio at origination exceeding 80% in order to reduce its exposure to 80% or less. The Association occasionally deviates from this policy for first-time home buyers in which the Association will provide lending opportunities to individuals who have not been employed long enough to qualify for private mortgage insurance but who have qualifying incomes and low debt to income ratios. The rates for these loans are slightly higher due to added credit risk.

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

Construction and Land Lending

     Historically, the Association has invested a significant proportion of its loan portfolio in construction and land loans. Prompted by increased residential development (predominately subdivisions) in the northern suburbs of Kansas City, on July 1, 1987, the Association opened a loan production office in Liberty, Missouri, a suburb community located northeast of Kansas City. In 1998, Cameron Financial completed the construction of a building in Liberty which has been leased to the Association and operated as a full service branch. The Liberty loan production office was closed. Vice President Stephen E. Hayward is the Liberty Branch Manager. Substantially all of the Association's construction and land loans are secured by residential properties located in the northern suburbs of Kansas City and are originated, monitored, and serviced by the Liberty office.

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

     3. "Construction - permanent" loans are made to individuals who have contracted with a builder to construct their personal residence.

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

     The table below presents information on the Association's construction and land loans at September 30, 2000:


                                        Outstanding
                                            Loan      Percent of
                                        Balance/(1)/    Total
                                        ------------  ----------
                                       (Dollars in Thousands)

Speculative............................    $31,054       54.33%
Contract...............................      3,672        6.42
Construction/permanent.................      8,881       15.54
                                           -------      ------
   Total construction..................     43,607       76.29
                                           -------      ------
Conventional land......................      5,041        8.82
Land A&D...............................      8,512       14.89
                                           -------      ------
   Total land..........................     13,553       23.71
                                           -------      ------
      Total construction and land......    $57,160      100.00%
                                           =======      ======

_______________
/(1)/  Includes loans in process.

     At September 30, 2000, the Association's $43.6 million of construction loans and $13.6 million of land loans represented 15.4% and 4.79%, respectively, of total loans receivable. At the same time, the Association's $31.1million of speculative construction loans and $8.5 million of land A&D loans represented 11.0% and 3.0%, respectively, of total loans receivable. At September 30, 1999, the Association's $24.2 million of speculative construction loans and $8.6 million of land A&D loans represented 9.8% and 3.5%, respectively, of total loans receivable.

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

     The Association seeks to make construction loans to those builders with which it has a long-standing history of satisfactory performance. New builders typically borrow from the Association in limited amounts and may borrow additional amounts based on proven experience with the Association. At September 30, 2000, the Association had 15 borrowers for which speculative construction and land A&D loans outstanding totaled more than $1 million. All but two of the foregoing builders with speculative construction and land A&D loans totaling more than $1.0 million have been customers of the Association for more than three years.

     While substantially all of the Association's construction and land A&D loans are secured by properties located in the northern suburbs of Kansas City, the Association also seeks to diversify its construction and land A&D lending risks among several development projects. At September 30, 2000, the Association had speculative construction and land A&D loans secured by properties in 44 developments of which 13 represented an exposure to a single development of more than $1.0 million.

     One- to Four-Family Construction Loans. Loans for the construction of one- to four-family residences are generally made for terms of six to 12 months. The Association's loan policy includes maximum loan-to-value ratios of up to 85% that vary by amount and type (i.e., speculative versus contract) of construction loan. The Board of Directors may increase or decrease the maximum loan-to-value ratio depending on borrower strength, economic conditions and other factors. Prior to preliminary approval of a construction loan application, Association personnel inspect the site, review the existing or proposed improvements, identify the market for the proposed project, analyze the pro forma data and assumptions on the project, and satisfy themselves with the experience and expertise of the builder. After preliminary approval has been given, the application is processed. Processing includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. The Association may require builders to designate Cameron Savings as the beneficiary of a life insurance policy equal to the lesser of $50,000 or 50% of the loan balance, though the Board of Directors may require additional amounts or make other similar arrangements. All construction loans must be approved by the Loan Committee or Board of Directors.

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

     Commercial and Multi-family Construction Loans. Occasionally, the Association originates loans for the construction of commercial buildings and multi-family residences on terms similar to those on one- to four-family construction loans. Multi-family construction loans also includes individual loans secured by five or more single family dwellings. At September 30, 2000, the Association had three such loans outstanding totalling $4.9 million.

     Land and Development Loans. At September 30, 2000, the Association had total land loans of $13.6 million. In making land loans, the Association follows similar underwriting policies as for construction loans and, to the extent applicable (i.e., if the loan is to develop land for future building rather than simply to acquire raw land), similar disbursement procedures. The Association originates land loans with similar terms and at similar rates as construction loans, except that the initial term on conventional land loans is typically five to ten years (not to exceed 20 years) as opposed to the term of up to 12 months that is typical of construction loans. Land A&D loans are interest-only loans, payable semi-annually, with provisions for principal reductions as lots are sold.

Multi-Family and Commercial Real Estate Lending

     Cameron Savings also originates loans secured by multi-family and commercial real estate. At September 30, 2000, $11.6 million, or 4.1%, of the Association's loan portfolio consisted of multi-family loans and $11.1 million, or 3.9%, of the Association's loan portfolio consisted of commercial real estate
loans.   These balances reflect increases from the prior fiscal year end.  At
September 30, 1999, $7.4 million, or 3.0%, of the Association's loan portfolio consisted of multi-family loans and $6.4 million, or 2.6% of the Association's loan portfolio consisted of commercial real estate loans. Multi-family loans also includes individual loans secured by five or more single family dwellings. The increase in multi-family loans in fiscal 2000 was primarily due to loans secured by several single-family dwellings. The Association placed greater emphasis on commercial real estate lending during fiscal 2000.

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

     At September 30, 2000, the Association's largest multi-family or commercial real estate loan was a $3.3 million loan, secured by twelve single-family dwellings located in Platte County, Missouri.

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

Consumer and Other Lending

     The Association originates a variety of consumer and other loans, including home equity loans, automobile loans, recreational vehicle loans, boat loans, motorcycle loans, home improvement loans, loans secured by deposit accounts, commercial lines of credit and commercial leases, and other types of secured and unsecured loans. At September 30, 2000, the Association had $28.6 million, or 10.1% of its loans receivable, in outstanding consumer and other loans. The Association has recently focused on the expansion of its consumer and other lending portfolio as a result of the variety of products that can be offered, the higher yields that can be obtained and the stronger consumer demand for such products. In addition, management believes that offering consumer loan products helps to expand the Association's customer base and creates stronger ties to its existing customer base. Consumer loan balances typically range from $1,000 to $50,000 and are generally repaid over periods ranging from one to ten years. Unsecured consumer loans generally do not exceed $10,000 and typically are repayable in monthly installment payments within five years. The Association's consumer loans are primarily secured by second mortgages on residential real estate, automobiles, recreational vehicles or boats. The Association's focus in consumer lending has been the origination of home equity and improvement loans and auto loans. At September 30, 2000 the

Association had $8.3 million or 29.0% of its consumer loan portfolio in home equity and home improvement loans and $7.2 million in auto loans, or 25.3% of the consumer loan portfolio. Approximately 2.3% of the consumer loans were unsecured at September 30, 2000. The Association's commercial lines of credit and commercial leases are made to local businesses and entities such as the local school district and car dealers and are typically secured by inventory and equipment.

     Consumer and other loans generally have shorter terms and higher interest rates than first lien mortgage loans because they generally involve more credit risk than mortgage loans as a result of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer and other loans generally are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Despite the risks inherent in consumer and other lending, the Association's consumer and other loans delinquent greater than 90 days as a percentage of total consumer loans was 0.3% at September 30, 2000.

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

     The Association's underwriting procedures for home equity loans include a comprehensive review of the loan application, which require a clean credit rating and verification of stated income and other financial information. The combined loan-to-value ratio, including prior mortgage liens, also is a determining factor in the underwriting process. Generally, the combined loan-to-value ratio, including prior mortgage liens, may not exceed 90% of the underlying security property.

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

     While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. In fiscal 2000, the Association originated $99.6 million of loans, compared to $137.9 million and $110.5 million in fiscal 1999 and 1998, respectively. During recent years, the Association's construction loan originations have been strong, totaling $40.5 million, $49.2 million, and $55.4 million, or 40.7%, 35.7%, and 50.1%, of total loan originations in fiscal 2000, 1999 and 1998, respectively.

     Cameron Savings generally sells its 30-year fixed-rate one- to four-family residential mortgage loans, without recourse, to secondary market purchasers. Sales of whole loans generally are beneficial to the Association since these sales may generate income at the time of sale, provide funds for additional lending and other investments and increase liquidity. When loans are sold, the Association typically does not retain the responsibility for servicing the loans. At origination, all of the Association's mortgage loans are immediately classified as either held for investment or held for sale. During fiscal 2000, conventional mortgage loans originated and sold into the secondary market totaled $2.3 million.

     While the Association has purchased whole loans or loan participations from time to time, such purchases have been infrequent. In fiscal 2000, the Association did not purchase any loans. Any such purchases are made consistent with the Association's underwriting standards. Most of the Association's purchased loans are secured by property located in Missouri.

     In addition, the Association may purchase mortgage-backed securities to complement its mortgage lending activities. However, during fiscal 2000, 1999, 1998, 1997 and 1996 the Association did not purchase any mortgage-backed securities.

     Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. At September 30, 2000, there were outstanding first mortgage loan commitments totaling $2.6 million. At that date, the Association also had $43.6 million of construction loans of which approximately $18.4 million had not yet been disbursed.

          The following table shows the loan origination, purchase, sale and repayment activities of the Association for the periods indicated.

                                                              Year Ended September 30,
                                       ------------------------------------------------------------------
                                          2000        1999         1998             1997         1996
                                       ---------    ---------   ----------        ---------    ----------
                                                              (Dollars In Thousands)
Originations by type:
--------------------
 Adjustable rate:
  Real estate - one- to four-family... $  23,855   $   34,001   $   24,148        $   24,074      $   21,063
    multi-family......................       720        4,597           38               660           1,679
    commercial........................     3,180        2,378        1,593                40           1,085
     land.............................     3,806        3,440        2,421             1,088           2,079
     construction.....................    10,035       13,202       10,683             9,565           9,901
  Non-real estate - consumer..........     3,700        5,117        2,690             1,612           1,278
                                       ---------    ---------   ----------         ---------      ----------
         Total adjustable-rate........    45,296       62,735       41,573            37,039          37,085
                                       ---------    ---------   ----------         ---------      ----------
 Fixed rate:
  Real estate - one- to four-family...     3,855       21,480       17,583             4,226           4,262
                - commercial..........       160           --          121                48             100
                - land................     3,453        8,528        3,886             1,407           5,348
                - construction........    30,510       35,976       44,681            53,980          47,089
  Non-real estate - consumer..........    16,316        9,160        2,654             3,905           5,735
                                       ---------    ---------   ----------         ---------      ----------
         Total fixed-rate.............    54,294       75,144       68,925            63,566          62,534
                                       ---------    ---------   ----------         ---------      ----------
         Total loan originations......    99,590      137,879      110,498           100,605          99,619
                                       ---------    ---------   ----------         ---------      ----------

Purchases:
---------
  Real estate - one- to four-family...        --           --           52                --             882
              - land..................        --           40           14                --              --
                                       ---------    ---------   ----------         ---------      ----------
         Total loan purchases.........        --           40           66                --             882
  Mortgage-backed securities..........        --           --           --                --              --
                                       ---------    ---------   ----------         ---------      ----------
         Total purchases..............        --           40           66                --             882
                                       ---------    ---------   ----------         ---------      ----------

Sales and Repayments:
--------------------
  Real estate - one- to four-family...     2,273        6,512        7,916             2,731           1,531
                                       ---------    ---------   ----------         ---------      ----------
         Total loan sales.............     2,273        6,512        7,916             2,731           1,531
  Principal repayments................    60,626       91,996       95,989            74,079          67,496
                                       ---------    ---------   ----------         ---------      ----------
         Total sales and repayments...    62,899       98,508      103,905            76,810          69,027
Decrease (Increase) in other items:
  Loans in process....................     3,498       (2,197)         949            (1,177)         (6,249)
  Deferred fees and discounts.........       286          171          105                (1)           (162)
  Allowance for loan losses...........      (517)         (81)         102              (271)           (359)
                                       ---------    ---------   ----------         ---------      ----------

         Net increase................. $  39,958   $   37,304   $    7,815        $   22,346      $   24,704
                                       =========    =========   ==========         =========      ==========

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

          The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type at September 30, 2000.


                                                Loans Delinquent For
                           -----------------------------------------------------------
                                 60-89 Days                     90 Days and Over        Total  Delinquent Loans
                           --------------------------  ---------------------------     ----------------------------
                                              Percent                     Percent                           Percent
                                              of Loan                     of Loan                           of Loan
                             Number   Amount  Category   Number   Amount  Category       Number   Amount   Category
                            -------- ------- ---------  -------- -------  ---------     -------- --------  ----------
                                                   (Dollars in Thousands)
Real Estate:
  One- to four-family......       6    $335      0.19%       4    $  158      0.09%         10    $  493      0.28%
  Commercial-multifamily...      --      --        --        1         1        --           1         1        --
  Land.....................      --      --        --       --        --        --          --        --        --
  Construction.............      --      --        --       12     1,829      4.19          12     1,829      4.19
Consumer and other.........       4      50      0.17       13        74      0.26          17       124      0.43
                            ------- -------   -------  -------   -------   -------     -------   -------   -------

     Total.................      10    $385      0.14%      30    $2,062      0.73%         40    $2,447      0.87%
                            ======= =======   =======  =======   =======   =======     =======   =======   =======


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

                                                                                          September 30,
                                                                -----------------------------------------------------------------
                                                                   2000      1999        1998           1997           1996
                                                                ---------  ---------   ---------      ---------      ---------
                                                                                     (Dollars in Thousands)
Non-accruing loans:
  One- to four-family........................................    $    158    $   171    $    721       $    262      $     638
  Multi-family...............................................          --         --          --             --             --
  Commercial.................................................           1         --          34             --             --
  Land.......................................................          --         63          --             --             --
  Construction...............................................       1,829         --       1,044            110            131
  Consumer and other.........................................          74         13          --             --             --
                                                                ---------  ---------   ---------      ---------      ---------
     Total non-accruing loans................................       2,062        247       1,799            372            769
                                                                ---------  ---------   ---------      ---------      ---------

Accruing loans delinquent 90 days or more:/(2)/
  One- to four-family........................................          --         --         870            708            653
  Multi-family...............................................          --         --           7             --             --
  Commercial.................................................          --         --          --             --             --
  Land.......................................................          --         --          --             --             --
  Construction...............................................          --         --         450             --             --
  Consumer and other.........................................          --         --          10             88             56
                                                                ---------  ---------   ---------      ---------      ---------
    Total accruing loans delinquent more than 90 days........          --         --       1,337            796
                                                                ---------  ---------   ---------      ---------      ---------
    Total non-performing loans...............................       2,062        247       3,136          1,168          1,478
                                                                ---------  ---------   ---------      ---------      ---------

Foreclosed assets:
  One- to four-family........................................          --         23          --             --             70
  Multi-family...............................................          --         --          --             --             --
  Commercial.................................................          --         --          --             --             --
  Land.......................................................          --         --          --             --             --
  Construction...............................................          --         --          --             --             --
  Consumer and other.........................................          29         --          19             12             --
                                                                ---------  ---------   ---------      ---------      ---------
     Total...................................................          29         23          19             12             70
                                                                ---------  ---------   ---------      ---------      ---------

Total non-performing assets..................................    $  2,091    $   270    $  3,155       $  1,180      $   1,548
                                                                =========  =========   =========      =========      =========
Total classified assets/(1)/.................................    $ 12,545    $ 8,062    $ 11,803       $ 10,754      $   7,729
Total non-performing loans as a percentage
of total loans receivable....................................        0.73%      0.10%       1.52%          0.58%          0.84%
Total non-performing assets as a percentage
of total assets..............................................        0.68%      0.10%       1.42%          0.56%          0.83%
Total classified assets/(1)/ as a percentage of
total assets.................................................        4.06%      3.08%       5.32%          5.06%          4.15%
Interest income that would have been recorded on
non-performing loans if current /(3)/........................    $     52    $    24    $     92       $     21      $      40
Interest income on non-performing loans included in
net income /(4)/.............................................    $     47    $     7    $     62       $     13   $         40

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

          The increase in non-performing loans during fiscal 2000 is primarily due to one borrower's delinquency on ten speculative construction loans in the aggregate amount of $1.5 million. These loans are secured by various duplex residences in various stages of construction.

          Other Loans of Concern. In addition to the non-performing loans and foreclosed assets set forth in the preceding table, as of September 30, 2000, there was also an aggregate of $10.4 million in net book value of loans classified by the Association with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. At September 30, 2000, other loans of concern consisted primarily of speculative construction loans not repaid within the original one-year term and one- to four-family loans. Speculative construction loans may not be paid off during the initial one year due to delays in starting construction, weather delays during construction, the inability of the new buyer to close the purchase with the original term, or the property remaining unsold near the original maturity date. Prior to maturity, the original loan is modified to reflect a new maturity date one year later than the original maturity date. Such loans are not classified as non-performing since they are performing in accordance with current loan requirements. At September 30, 2000, $7.8 million of speculative construction loans were included in this category. Management has considered the Association's non-performing and other loans of concern in establishing its allowance for loan losses.

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

          On the basis of management's review of its assets, at September 30, 2000, on a net basis, the Association had classified $4.1 million as Substandard, -0- as Doubtful, -0- as Loss and $8.4 million as Special Mention.

          Classified assets at September 30, 2000 were $12.5 million, compared to $8.0 million at September 30, 1999 and $11.8 million at September 30, 1998. The majority of the increase in fiscal 2000 was in the "special mention" and "substandard" categories. At September 30, 2000, 21 speculative construction loans were classified as substandard. Speculative construction loans classified as "special mention" increased $2.0 million in fiscal 2000. The majority of the decrease in fiscal 1999 was in the "substandard" category. At September 30, 1999, no speculative construction loans were classified as substandard. The decrease in 1999 is primarily due to increased collection efforts. During fiscal 1998, delinquencies in both the speculative construction and the one- to four-family portfolio increased. At September 30, 1998, eleven speculative construction loans had become 90 days delinquent compared to one at September 30, 1997. The majority of the increase in fiscal 1997 was in the "special mention" category. In an attempt to insure that internal controls monitor all situations of possible concern, the Association's classification policy was changed in 1997 to classify all speculative construction loans not paid off during the initial one year term as special mention. These loans may not be paid off during the initial one year due to delays in starting construction, weather delays during construction, the inability of the new buyer to close the purchase within the original term, or the property remaining unsold near the original maturity date. Prior to maturity, the original loan is modified to reflect a new maturity date one year later than the original maturity date.
Such loans are not classified as nonperforming since they are performing in accordance with current loan requirements. Speculative construction loans classified as "special mention" were $7.8 million, $5.8 million, $5.8 million, and $5.9 million at September 30, 2000, 1999, 1998 and 1997, respectively.

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

          While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the determination of the allowance for loan losses.

          Future additions to the Association's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At September 30, 2000, the Association had a total allowance for loan losses of $2.1 million representing 102.8% of total non-performing loans.

          The following table sets forth an analysis of the Association's allowance for loan losses.

                                                                    Year Ended September 30,
                                               -----------------------------------------------------------------
                                                  2000       1999        1998              1997          1996
                                               ---------   ---------   --------         ---------       --------
                                                                    (Dollars in Thousands)
Balance at beginning of year.................  $   1,602   $   1,521   $  1,624         $   1,353       $    994

Charge-offs:
  One- to four-family........................         --          --        (20)               --             --
  Multi-family...............................         --          --         --                --             --
  Commercial.................................         --          --         --                --             --
  Land.......................................         --          --         --                --             --
  Construction...............................         --          --         --                --             --
  Consumer and other.........................         (6)         (5)        (7)              (14)            (9)
                                               ---------   ---------   --------         ---------       --------
          Total charge-offs..................         (6)         (5)       (27)              (14)            (9)
                                               ---------   ---------   --------         ---------       --------

Recoveries:
  One- to four-family........................         --          --         --                --             --
  Multi-family...............................         --          --         --                --             --
  Commercial.................................         --          --         --                --             --
  Land.......................................         --          --         --                --             --
  Construction...............................         --          --         --                --             --
  Consumer and other.........................         --          --         --                --             --
                                               ---------   ---------   --------         ---------       --------
     Total recoveries........................         --          --         --                --             --

Net charge-offs..............................         (6)         (5)       (27)              (14)            (9)
Additions charged to operations..............        523          86        (76)              285            368
                                               ---------   ---------   --------         ---------       --------
Balance at end of year.......................  $   2,119   $   1,602   $  1,521         $   1,624       $  1,353
                                               =========   =========   ========         =========       ========

Ratio of net charge-offs during the year to
average loans outstanding during the year....      0.002%      0.002%     0.015%            0.008%         0.006%
                                               =========   =========   ========         =========       ========
Ratio of allowance for loan losses to non-
performing loans at end of year..............     102.76%     628.24%     48.50%           139.04%         91.54%
                                               =========   =========   ========         =========       ========
Ratio of allowance for loan losses to total
loans receivable at end of year..............       0.75%       0.65%      0.74%             0.81%          0.77%
                                               =========   =========   ========         =========       ========

          The distribution of the Association's allowance for loan losses at the dates indicated is summarized in the following table. The portion of the allowance allocated to each loan category does not necessarily represent the total available for losses within that category since the total allowance is applicable to the entire loan portfolio.

                                                                      At September 30,
                           ------------------------------------------------------------------------------------------------------
                                        2000                               1999                                  1998
                           --------------------------------- ---------------------------------  ---------------------------------
                                                   Percent                          Percent                             Percent
                                                   of Loans                         of Loans                            of Loans
                                         Loan      in Each                 Loan      in Each                  Loan      in Each
                           Amount of    Amounts    Category   Amount of   Amounts    Category   Amount of    Amounts    Category
                           Loan Loss      by       to Total   Loan Loss     by       to Total   Loan Loss      by       to Total
                           Allowance   Category     Loans     Allowance   Category    Loans     Allowance    Category    Loans
                          ----------- ----------  ---------- ----------- ---------- ---------- ----------- ----------  ----------

One- to four-family....    $  434     $174,183     61.62%     $  415      $160,789     65.38%    $  357      $134,416     65.08%
Multi-family...........        47       11,562      4.09          21         7,360      2.99         15         2,943      1.42
Commercial.............       106       11,120      3.93          47         6,398      2.60         31         3,243      1.57
Land...................       254       13,553      4.79         313        14,660      5.96        261        11,059      5.35
Construction...........       649       43,607     15.43         489        40,301     16.38        673        45,654     22.11
Consumer and other.....       629       28,633     10.13         317        16,459      6.69        184         9,241      4.47
                           ------     --------    ------      ------      --------    ------     ------      --------    ------
     Total.............    $2,119     $282,658    100.00      $1,602      $245,967    100.00%    $1,521      $206,556    100.00%
                           ======     ========    ======      ======      ========    ======     ======      ========    ======

                           -------------------------------------------------------------------
                                        1997                               1996
                           --------------------------------- ---------------------------------
                                                   Percent                          Percent
                                                   of Loans                         of Loans
                                         Loan      in Each                 Loan      in Each
                           Amount of    Amounts    Category   Amount of   Amounts    Category
                           Loan Loss      by       to Total   Loan Loss     by       to Total
                           Allowance   Category     Loans     Allowance   Category    Loans
                          ----------- ----------  ---------- ----------- ---------- ----------
                                                            (Dollars In Thousands)
   ....................
One- to four-family....    $  345      $123,856     61.96%     $  299      $109,292     62.06%
Multi-family...........        21         4,226      2.11          22         2,908      1.65
Commercial.............        26         3,403      1.70          33         4,322      2.45
Land...................       209         8,257      4.13         235         9,605      5.46
Construction...........       818        51,447     25.74         577        41,646     23.65
Consumer and other.....       205         8,709      4.36         187         8,330      4.73
                           ------      --------    ------      ------      --------    ------
     Total.............    $1,624      $199,898    100.00%     $1,353      $176,103    100.00%
                           ======      ========    ======      ======      ========    ======

Investment Activities

     General. Cameron Savings must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 2000 and 1999, the Association's regulatory liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 16.4%, and 11.9%, respectively.

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

     Investment Securities. At September 30, 2000, the Company's certificates of deposit in other financial institutions totaled $0.8 million, or 0.3%, of total assets and investment securities totaled $23.3 million, or 7.6% of total assets. As of such date, the Company also had a $5.6 million investment in Federal Home Loan Bank ("FHLB") stock, satisfying its requirement for membership in the FHLB of Des Moines. It is the Company's general policy to purchase securities which are U.S. Government securities or federal or state agency obligations or other issues that are rated investment grade or have credit enhancements, except for certain municipal bonds purchased by the Association.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                         At September 30,
                                                    ----------------------------------------------------------
                                                          2000                1999               1999
                                                    -----------------   -----------------   ------------------
                                                      Book      % of      Book      % of      Book      % of
                                                      Value    Total      Value    Total      Value    Total
                                                    ---------  ------   ---------  ------   ---------  -------
                                                                     (Dollars in Thousands)
Investment securities:
  U.S. Government securities.....................     $    --      --%    $    --      --%    $ 1,994    7.66%
  Federal agency obligations.....................      22,959   65.14      17,998   63.83      13,495   51.84
  Municipal bonds................................         342    0.97         540    1.92         813    3.12
                                                      -------  ------     -------  ------     -------  ------
     Subtotal....................................      23,301   66.11      18,538   65.75      16,302   62.62
FHLB stock.......................................       5,643   16.01       3,556   12.61       2,013    7.73
                                                      -------  ------     -------  ------     -------  ------

     Total investment securities.................     $28,994   82.12     $22,094   78.36     $18,315   70.35
      and FHLB stock.............................     =======  ======     =======  ======     =======  ======

Average remaining life of investment securities,
  excluding FHLB stock and equity securities.....     3.3 years           4.0 years           3.0 years

Other interest-earning assets:
  Cash equivalents...............................     $ 5,464   15.50%    $ 4,900   17.38%    $ 3,319   12.75%
  Certificates of deposit in other financial.....         840    2.38       1,200    4.26       4,400   16.90
   institutions..................................     -------  ------     -------  ------     -------  ------

     Total investment portfolio..................     $35,248  100.00%    $28,194  100.00%    $26,304  100.00%
                                                      =======  ======     =======  ======     =======  ======


     The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities, are indicated in the following table.

                                                         At September 30, 2000
                               -------------------------------------------------------------------------
                                Less Than     1 to 5      5 to 10       Over              Total
                                 1 Year        Years       Years      10 Years    Investment Securities
                               -----------  -----------  ----------  ----------  -----------------------
                               Book Value   Book Value   Book Value  Book Value  Book Value   Fair Value
                               -----------  -----------  ----------  ----------  -----------  ----------
                                                        (Dollars in Thousands)
U.S. Government securities...       $  --      $    --   $       --  $       --    $     --      $     --
Federal agency obligations...          --       22,959           --          --      22,959        22,569
Municipal bonds..............         123          219           --          --         342           342
                                    -----      -------   ----------  ----------    --------      --------

Total investment securities..       $ 123      $23,178   $       --  $       --    $ 23,301      $ 22,911
                                    =====      =======   ==========  ==========    ========      ========

Weighted average yield.......        4.73%        6.24%          --%         --%       6.23%

     Mortgage-Backed Securities. From time to time, the Association purchases mortgage-backed securities to supplement residential loan production. The type of securities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. The balance of all mortgage-backed securities at September 30, 2000 was $3,000. The Company has not and does not intend to invest in high-risk mortgage derivative securities. The Company may determine to increase its investment in mortgage-backed securities in order to supplement loan origination activity.

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

     Effective February 10, 1992, the OTS adopted the Federal Financial Institutions Examination Council "Statement of Policy on Securities Activities" through its Thrift Bulletin 52 (the "Bulletin"). The Bulletin requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and sets forth certain factors that must be considered when evaluating whether the reporting of an institution's investments is consistent with its intent and ability to hold such investments. The Bulletin also establishes a framework for identifying when certain mortgage derivative products are high-risk mortgage securities that must be reported in a "trading" or "held for sale" account. Purchases of high-risk mortgage securities prior to the effective date of the Bulletin generally will be reviewed in accordance with previously-existing OTS supervisory policies. The Association believes that it currently holds and reports its securities and loans in a manner consistent with the Bulletin. The Association also holds no assets which management believes qualify as high-risk mortgage securities, as defined in the Bulletin.

Sources of Funds

     General. Deposit accounts have traditionally been the principal source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, the Association derives funds from loan repayments, cash flows generated from operations and FHLB advances. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. The Association borrowed $159.6 million from the FHLB of Des Moines and repaid $117.8 million of maturing advances during fiscal 2000 to supplement funding for loan originations.

     Deposits. The Association offers a variety of accounts, including money market accounts, passbook savings accounts, interest and non-interest-bearing NOW accounts and certificates of deposit accounts. Account terms vary, with principal differences being the minimum balance required, the time period funds must remain on deposit, fixed versus variable interest rates and the interest rate. Maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determinations of savings rates are predicated on funding and liquidity requirements, U.S. Treasury rates, competition and established Association goals. As part of its asset/liability management efforts, the Association has emphasized long-term certificates of deposit with terms of up to ten years. At September 30, 2000, the Association had $12.3 million of certificates of deposit with remaining maturities in excess of five years.

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

     The following table sets forth the savings flows at the Association during the years indicated.

                                              Year Ended September 30,
                                         -----------------------------------
                                           2000         1999          1998
                                         --------     --------      --------
                                              (Dollars in Thousands)

Opening balance.......................    $143,737    $136,622      $128,771
Deposits..............................     203,575     197,923       126,953
Withdrawals...........................     204,454     196,156       124,073
Interest credited.....................       6,327       5,348         4,971
                                          --------    --------      --------

Ending balance........................    $149,185    $143,737      $136,622
                                          ========    ========      ========

Net increase..........................    $  5,448    $  7,115      $  7,851
                                          ========    ========      ========

Percent increase......................         3.8%        5.2%          6.1%
                                          ========    ========      ========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                                                 At September 30,
                                                     -----------------------------------------------------------------
                                                             2000                   1999                  1998
                                                     --------------------   --------------------  --------------------
                                                                 Percent                Percent               Percent
                                                      Amount    of Total     Amount     of Total   Amount     of Total
                                                     -------   ----------  --------    ---------- --------  ----------
                                                                                         (Dollars in Thousands)
 Transactions and Savings Deposits:
------------------------------------
Passbook accounts 3.25............................   $ 11,312       7.6%   $ 11,525       8.0%    $ 10,777       7.9%
NOW accounts 0.00 - 2.75..........................      9,518       6.4       9,410       6.5        7,583       5.5
Money market accounts 3.00 - 4.89%................     10,683       7.1      12,637       8.8        8,971       6.6
                                                     --------     -----    --------     -----     --------     -----

Total non-certificates............................     31,513      21.1      33,572      23.4       27,331      20.0
                                                     --------     -----    --------     -----     --------     -----

Certificates:
-------------
2.00 -  3.99%.....................................         --        --           5        --            5        --
4.00 -  5.99%.....................................     47,546      31.9      73,853      51.4       68,744      50.3
6.00 -  7.99%.....................................     69,546      46.6      34,605      24.1       38,530      28.2
8.00 -  9.99%.....................................        580       0.4       1,702       1.2        2,012       1.5
                                                     --------     -----    --------     -----     --------     -----

Total certificates................................    117,672      78.9     110,165      76.6      109,291      80.0
                                                     --------     -----    --------     -----     --------     -----
Total deposits....................................   $149,185     100.0%   $143,737     100.0%    $136,622     100.0%
                                                     ========     =====    ========     =====     ========     =====

     The following table shows rate and maturity information for the Association's certificates of deposit at September 30, 2000.

Certificate accounts
maturing in                              4.00-     5.00-     6.00-      7.00-       8.00%                 Percent
quarter ending:                          4.99%     5.99%     6.99%      7.99%     or greater    Total    of Total
---------------                         ------   --------   -------    ------    ----------   --------   --------
                                                                (Dollars in Thousands)
December 31, 2000....................  $  883    $11,854    $ 2,745    $    4        $ 132    $ 15,618      13.27%
March 31, 2001.......................     313     12,318      3,553       868          153      17,205      14.62
June 30, 2001........................     111      5,337      7,150       431           48      13,077      11.11
September 30, 2001...................     571      3,909      6,445       494           --      11,419       9.70
December 31, 2001....................     565        734      9,853     1,018           --      12,170      10.34
March 31, 2002.......................      72        613      6,702       353           --       7,740       6.58
June 30, 2002........................      34        629      1,668        23           --       2,354       2.00
September 30, 2002...................      61      1,472      1,239       136           25       2,933       2.49
December 31, 2002....................     107        778      1,096        41           15       2,037       1.73
March 31, 2003.......................      --        944      1,417        15          139       2,515       2.14
June 30, 2003........................      --        813        907        15           32       1,767       1.50
September 30, 2003...................      --        587        736        13            9       1,345       1.14
Thereafter...........................      --      4,841     19,329     3,295           27      27,492      23.36
                                       ------    -------    -------    ------        -----    --------     ------

   Total.............................  $2,717    $44,829    $62,840    $6,706        $ 580    $117,672     100.00%
                                       ======    =======    =======    ======        =====    ========     ======

   Percent of total ................%    2.31%     38.10%     53.40%     5.70%        0.49%     100.00%

     The following table indicates the amount of the Association's certificates of deposit and other deposits by time remaining until maturity at September 30, 2000.

                                                                          Maturity
                                                          ------------------------------------------------------
                                                                       Over      Over
                                                           3 Months   3 to 6    6 to 12       Over
                                                           or Less    Months     Months    12 months    Total
                                                          --------- ---------- ---------  ----------  ---------
                                                                           (Dollars In thousands)
Certificates of deposit less than
 $100,000................................................   $12,623    $15,308    $20,240   $49,616   $ 97,787
Certificates of deposit of $100,000 or
 more....................................................     1,955      1,717      3,908    10,516     18,096

Public funds /(1)/.......................................     1,040        180        348       221      1,789
                                                            -------    -------    -------   -------   --------

Total certificates of deposit............................   $15,618    $17,205    $24,496   $60,353   $117,672
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

     The Association borrowed $159.6 million under FHLB advances during 2000 to fund loan originations and meet short term cash needs. The Association repaid $117.8 million of maturing advances during 2000. Outstanding balances at September 30, 2000 were $112.8 million.

         The following tables set forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, as well as the amount of such advances and the weighted average interest rate at the dates indicated.

                                                      Years Ended September 30,
                                            --------------------------------------------
                                            2000                  1999              1998
                                            ----                  ----              ----
                                                               (In Thousands)
Maximum Balance
---------------
     FHLB advances                        $ 112,836           $  71,101           $ 40,250

Average Balance
---------------
     FHLB advances                           92,423              46,725           $ 37,250

                                                     Years Ended September 30,
                                            -----------------------------------------------
                                            2000                  1999              1998
                                            ----                  ----              ----
                                                               (In Thousands)

FHLB advances                             $ 112,836           $  71,101            $37,250
                                          =========           =========            =======

Weighted average interest rate                 6.09%               5.61%              5.88%

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

         At September 30, 2000, Cameron Savings had one service corporation. The Service Corporation was established in 1975 for the purpose of offering credit life, disability and accident insurance to its customers. At September 30, 2000, the Association's investment in the Service Corporation was $320,000.

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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, Cameron Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Cameron Savings and Cameron Financial Corp. was as of October 10, 2000. When these examinations are conducted by the OTS and the FDIC, the examiners may require Cameron Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended September 30, 2000, was $63,000.

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

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2000, Cameron Savings' lending limit under this restriction was $5.8 million. The Association is in compliance with the loans-to-one-borrower limit.

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

         At September 30, 2000, the Association had tangible capital of $36.3 million, or 11.9% of adjusted total assets, which is approximately $31.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At that date, Cameron Savings had core capital equal to $36.3 million, or 11.9% of adjusted total assets, which is $24.1 million above the minimum leverage ratio requirement of 4.0% as in effect on that date. At that date, Cameron Savings had total risk-based capital of $38.4 million (including $36.3 million in core capital and $2.1 million in qualifying supplementary capital) and risk-weighted assets of $205.3 million (including $4.9 million in converted off-balance sheet assets); or total capital of 18.7% of risk-weighted assets. This amount was $22.0 million above the 8% requirement in effect on that date.

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

         At September 30, 2000, Cameron Savings was categorized as "well capitalized"under the prompt corrective action regulations.

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

         Penalties may be imposed upon associations for violations of liquid asset ratio requirement. At September 30, 2000, Cameron Savings was in compliance with an overall liquid asset ratio of 16.4%.

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

         Currently, the qualified thrift lender test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities where the mortgages are secured by domestic residential housing or manufactured housing; Federal Home Loan Bank stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test based on an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of goodwill and other intangible assets, property used by the savings institution to conduct its business, and liquid assets up to 20% of the institution's total assets. At September 30, 2000, Cameron Savings was in compliance with the qualified thrift lender test.

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

          Until recently, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. Recent legislation, however, restricts unitary saving and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. The Company has certain grandfather rights under this legislation. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would have extensive limitations on the types of business activities in which it could engage. The Home Owner's Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for the bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non- subsidiary company engaged in activities other than those permitted by the Home Owners. Loan Act.

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

Financial Modernization Legislation

          On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, which expanded the permissible activities of savings and loan companies like the Company. The Company will be permitted to own and control depository institutions and to engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including non-banking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities.

          In order to take advantage of this new authority, a savings and loan holding company's depository institution subsidiaries must be well capitalized and well managed and have at least a satisfactory record of performance under the Community Reinvestment Act. The Association currently meets these requirements. No prior regulatory notice is required to acquire a company engaging in these activities or to commence these activities directly or indirectly through a subsidiary.

Proposed Rules

          The OTS has proposed new rules which would require savings and loan holding companies to notify the OTS prior to engaging in transactions which (i) when combined with other debt transactions engaged in during a 12-month period, would increase the holding company's consolidated debt by 5% or more; (ii) when combined with other asset acquisitions engaged in during a 12-month period, would result in asset acquisitions of greater than 15% of the holding company's consolidated assets; or (iii) when combined with any other transactions engaged in during a 12-month period, would reduce the holding company's consolidated tangible capital to consolidated tangible assets by 10% or more during the 12-month period. The OTS has proposed to exempt from this rule holding companies whose consolidated tangible capital exceeds 10% following the transactions.

          The OTS has also proposed new rules which would codify the manner in which the OTS reviews the capital adequacy of savings and loan holding companies and determines when a holding company must maintain additional capital. The OTS is not currently proposing to establish uniform capital adequacy guidelines for all savings and loan holding companies.

          The Company and the Association are unable to predict whether or when these proposed regulations will be adopted, and what effect, if any, the adoption of these regulations would have on their business.

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

Federal Reserve System

          The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 2000, Cameron Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

          As a member, Cameron Savings is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2000, Cameron Savings had $5.6 million in FHLB stock, which was in compliance with this requirement. In past years, Cameron Savings has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.81% and were 6.74% for fiscal year 2000.

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

          For the year ended September 30, 2000, dividends paid by the FHLB of Des Moines to the Association totaled $319,000, compared to $153,000 received in fiscal year 1999.

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

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). As of September 30, 2000, the Association's bad debt reserve subject to recapture over a six year period totaled approximately $192,000. The Association has established a deferred tax liability of approximately $65,000 for this recapture. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Employees

     At September 30, 2000, the Association and its subsidiary had a total of 64 full-time employees and 7 part-time employees. None of the Association's employees is represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Association who are not Directors

     Duane Kohlstaedt. Mr. Kohlstaedt, age 42, is the President and Chief Executive Officer of Cameron Savings and responsible for the day to day operations of the Association. Mr. Kohlstaedt joined the Association in 1999 as loan department manager for the Liberty office of Cameron Savings. He was appointed Executive Vice President and Chief Executive Officer on March 1, 2000. He was appointed President on October 13, 2000. Prior to joining the Association, Mr. Kohlstaedt had worked in the Farm Credit System for nineteen years.

     Ronald W. Hill. Mr. Hill, age 51, is the Vice President and Treasurer of Cameron Savings, responsible for the supervision of the accounting department, reporting to the regulatory authorities, and managing the Association's liquidity position. Mr. Hill joined the Association in 1981 as Controller and was promoted to his current position in 1988.

     Stephen Hayward. Mr. Hayward, age 38, is the Branch Manager of the office in Liberty, Missouri. Mr. Hayward joined the Association in 1991 as Internal Auditor and Compliance Officer.

Item 2.           Description of Property
                  -----------------------

         The Association operates from four full-service facilities. The following table sets forth certain information with respect to the offices of the Association and its subsidiary at September 30, 2000.

                                                                            Approximate      Net Book Value as
                                             Date                              Square         of September 30,
    Location                               Acquired           Title           Footage               2000
----------------                          ----------         -------         ---------        ----------------
Main Office                                  1993             Owned            25,942         $  4,007,000
-----------
1304 North Walnut Street
Cameron, MO

Branch Offices
--------------
115 East Fourth Street                       1994            Leased             1,311                5,000
Maryville, MO                                            (expires 2003)

702 State Street                             1992            Leased               900                   -0-
Mound City, MO                                              (expires
                                                            2001)(1)

1580 A Highway                               1997             Owned              7700            1,103,000
Liberty, MO

Additional Property
-------------------
309 North Main Street                        1997             Owned            4,040                47,000
Cameron, MO (2)

____________________
(1)  Subject to option to extend for one year.
(2)  This property is currently vacant.

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

Item 4.             Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

Stock Listing
-------------

Cameron Financial Corporation common stock is traded on the National Association of Securities Dealers, Inc., National Market under the symbol "CMRN."

Price Range of Common Stock
---------------------------

The per share price range of the common stock for each quarter during the last two years was as follows:

                 Fiscal Year 1999      High      Low      Dividends
                 ----------------      -------   -------  ---------

                 First Quarter         17.13     14.50    .070
                 Second Quarter        16.00     13.50    .070
                 Third Quarter         14.13     11.88    .125
                 Fourth Quarter        14.31     12.88    .125

                 Fiscal Year 2000
                 ----------------

                 First Quarter         13.25     12.13    .125
                 Second Quarter        13.13     10.50    .150
                 Third Quarter         15.88     11.44    .150
                 Fourth Quarter        18.50     15.81    .150


A $.15 per share dividend was declared by the Board of Directors on September 21, 2000, payable October 23, 2000 to stockholders of record on October 6, 2000. The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. Automated Quotation System.

At December 13, 2000, there were 1,925,649 shares of Cameron Financial Corporation common stock issued and outstanding (including unallocated ESOP shares) and there were 401 registered holders of record.

Item 6. Selected Financial Data

Set forth below are selected consolidated financial and other data of the company. The financial data is derived in part from, and should be read in connection with, the consolidated financial statements and notes thereto presented elsewhere in the annual Report.

                                                                                      At September 30,
                                                        ---------------------------------------------------------------------
                                                             2000             1999         1998        1997        1996
                                                             ----             ----         ----        ----        ----
                                                                                      (In thousands)
Selected Financial Condition Data:
----------------------------------
    Total assets                                        $        308,864        261,553     221,521     212,504     186,346
    Loans receivable, net                                        261,867        221,909     184,605     176,790     154,444
    Investment securities                                         23,304         18,543      16,309      13,882      18,310
    Cash                                                           5,464          4,900       3,319       2,909       3,783
    Certificates of deposit in other financial
          institutions                                               840          1,200       4,400       7,600       2,500
    Savings deposits                                             149,185        143,737     136,622     128,771     123,108
    FHLB advances                                                112,836         71,101      37,250      35,250      12,250
    Total stockholders' equity                                    40,386         40,624      43,473      44,667      46,815
                                                        =====================================================================

                                                                                Year ended September 30,
                                                        ---------------------------------------------------------------------
                                                             2000             1999         1998        1997        1996
                                                             ----             ----         ----        ----        ----
                                                                        (In thousands, except share information)
Selected Operations Data:
-------------------------
    Total interest income                               $         21,423         17,643      17,057      15,989      13,921
    Total interest expense                                        13,225          9,992       9,404       8,179       6,679
                                                        ----------------    -----------   ---------   ----------   ----------
            Net interest income                                    8,198          7,651       7,653       7,810       7,242

    Provision for loan losses                                        523             86         (76)        285         368
                                                        ----------------    -----------   ---------   ----------   ----------
            Net interest income after provision
                  for loan losses                                  7,675          7,565       7,729       7,525       6,874
                                                        ----------------    -----------   ---------   ----------   ----------

    Loan fees and deposit service charges                            455            341         235         162         130
    Gain on sales of investment securities                             -              5           -           -           -
    Other income                                                     199            140         107          57          92
                                                        ----------------    -----------   ---------   ----------   ----------
             Total noninterest income                                654            486         342         219         222
                                                        ----------------    -----------   ---------   ----------   ----------

    Total noninterest expense                                      5,194          4,909       4,390       3,670       3,772
                                                        ----------------    -----------   ---------   ----------   ----------

    Earnings before income taxes                                   3,135          3,142       3,681       4,074       3,324
    Income taxes                                                   1,034          1,205       1,384       1,564       1,214
                                                        ----------------    -----------   ---------   ----------   ----------
             Net earnings                               $          2,101          1,937       2,297       2,510       2,110
                                                        =====================================================================
Net earnings per share:
    Basic                                               $           1.12           0.95        0.97        0.99        0.77
    Diluted                                                         1.12           0.95        0.95        0.98        0.77
                                                        =====================================================================

                                                                        As of and for the year ended September 30,
                                                        ---------------------------------------------------------------------
                                                              2000             1999         1998        1997        1996
                                                              ----             ----         ----        ----        ----
Selected Financial Ratios and Other Data:
-----------------------------------------
   Performance ratios:
      Return on total assets (ratio of earnings
            to average total assets)                           0.74%           0.83          1.05        1.25        1.20
      Return on equity (ratio of earnings to
            average equity)                                    5.23            4.71          5.11        5.48        4.43
      Interest rate spread (1):

            Average during period                              2.35            2.66          2.70        2.93        2.78
            End of period                                      2.35            2.46          2.57        2.62        2.71
      Net interest margin (2)                                  3.03            3.46          3.69        4.08        4.23
      Dividend payout ratio                                   49.11           41.05         29.47       28.87       36.36
      Ratio of noninterest expense to average total
             assets                                            1.83            2.10          2.02        1.83        2.14
      Ratio of noninterest income to average total
             assets                                            0.23            0.21          0.16        0.11        0.13
      Ratio of average interest-earning assets to
             average interest-bearing liabilities            113.90          117.72        121.97      126.82      137.06
      Efficiency ratio (5)                                    58.68           60.37         54.91       45.71       50.54
                                                        =====================================================================
   Asset quality ratios:
      Nonperforming loans to total loans receivable
           at end of period                                    0.73            0.10          1.52        0.58        0.84
      Allowance for loan losses to nonperforming
           loans                                             102.76          628.24         48.50      139.04       91.54
      Allowance for loan losses to total loans
           receivable                                          0.75            0.65          0.74        0.81        0.77
      Nonperforming assets to total assets at end of
           period                                              0.68            0.10          1.42        0.56        0.83
      Classified assets to total assets (3)                    4.06            3.08          5.32        5.06        4.15
      Ratio of net charge-offs to average loans
           receivable                                         0.002           0.002         0.015       0.008       0.006
                                                        =====================================================================
   Capital ratios:(4)
      Equity to total assets at end of period                 13.08           15.53         19.59       21.03       25.12
      Average equity to average assets                        14.19           17.61         20.61       22.88       27.06
                                                        =====================================================================
   Other data:
      Number of full-service offices                              4               4             4           4           3
      Number of loan production offices                           -               -             -           1           1
   Real estate loan originations (in thousands)            $ 79,574         123,602       105,220      95,088      92,606
                                                        =====================================================================

(1) Interest rate spread represents the difference between weighted average yield on interest earning assets and the weighted average rate on interest-bearing liabilities.
(2) Net interest margin represents net interest income as a percentage of Average interest-earning assets.
(3) Includes assets designated as Special Mention.
(4) For a discussion of the Association's regulatory capital capital ratios, see "Management's Discussion and Analysys of Financial Condition and Results of Operations - Liquidity and Capital Resources."
(5) The efficiency ratio represents total noninterest expense divided by net interest income plus total noninterest income, excluding gain on sale of investments.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

This Annual Report on Form 10-K may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulations; and other economic, competitive, governmental, regulatory, and technical factors affecting the Company's operations pricing, products and services.

General
-------

Cameron Financial Corporation ("Cameron Financial" and, with its subsidiary, the "Company") was formed in December 1994 by The Cameron Savings & Loan Association, F.A. (the "Association") to become the holding company of the Association. The acquisition of the Association by Cameron Financial was consummated on March 31, 1995, in connection with the Association's conversion from the mutual to stock form (the "Conversion"). All references to the Company prior to March 31, 1995, except where otherwise indicated, are to the Association and its subsidiary on a consolidated basis.

The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans and other investments, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and FHLB advances. Net interest income is a function of the Company's "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. The Company, like other financial institutions, is subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities. The Company's operating results are also affected by the amount of its noninterest income, including loan fees and service charges and other income, which includes commissions from sales by the Association's service corporation. In September 1988, the Association's service corporation started a full service brokerage service. This will allow the Association to compete more effectively with other financial services companies. Noninterest expense consists primarily of employee compensation, occupancy expense, data processing, federal insurance premiums, advertising, real estate owned operations, and other expenses. The Company's operating results are significantly affected by general economic and competitive conditions, in particular, changes in market interest rates, government policies and actions by regulatory authorities.

FINANCIAL CONDITION
-------------------

Total assets increased $47.3 million, or 18.09%, to $308.9 million at September 30, 2000 from $261.6 million at September 30, 1999. The increase was primarily due to an increase of $40.0 million in net loans receivable, an increase of $4.8 million in investment securities, and an $2.1 million increase in FHLB stock, which was funded by an increase in FHLB advances of $41.7 million and an increase of $5.4 million in savings deposits.

Net loans receivable increased by $40.0 million, or 18.01%, to $261.9 million at September 30, 2000 from $221.9 million at September 30, 1999 primarily due to a $14.4 million increase in one- to four-family permanent mortgage loans and a $12.2 million increase in consumer loans, net of loans in process.

Investment securities, certificates of deposits in other financial institutions and cash equivalents increased $5.0 million, or 20.56%, to $29.6 million at September 30, 2000 from $24.6 million at September 30, 1999.

Savings deposits increased $5.4 million, or 3.79%, to $149.2 million at September 30, 2000 from $143.7 million at September 30, 1999. FHLB advances increased $41.7 million, or 58.70%, to $112.8 million at September 30, 2000 from $71.1 million at September 30, 1999.

Total stockholders' equity decreased by $238,000, or 0.59%, to $40.4 million at September 30, 2000 from $40.6 million at September 30, 1999. Earnings for the year provided a $2.1 million increase and the amortization of the Recognition and Retention Plan (RRP) and unearned employee stock ownership plan (ESOP) shares, provided an aggregate of $864,000, which was offset by the purchase of 168,130 shares of treasury stock for $2.1 million and the declaration of dividends of $1.1 million,

The Association's capital level exceeds all of the capital requirements imposed by federal law. OTS regulations generally provide that an institution which before and after a proposed capital distribution remains well capitalized and, like the Association, has not been notified of a need for more than normal supervision could, after prior notice, but without approval by OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus retained net income for the two prior years. Any additional capital distribution would require prior regulatory approval.

The Association declared and paid dividends to the Company of $2,065,000 in fiscal year 2000. The Association has also notified OTS of its plan to declare an additional $401,000 dividend to Cameron Financial in December 2000. Those dividends approximate the Association's net income from July 1, 1999 through September 30, 2000. Those funds will be available to the Company to use for stock repurchases, dividends to the Company's shareholders, and for other corporate purposes.

Results of Operations
---------------------

The Company's results of operations depend primarily on the level of net interest income and noninterest income and its control of operating expense. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The Company's noninterest income consists primarily of underwriting fees on loans, fees charged on transaction accounts and fees charged for delinquent payments received on mortgage and consumer loans. In addition, noninterest income is derived from activities of the Association's wholly owned subsidiary, which engages in the sale of various insurance and other investment products.

The schedule on the following page presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the total dollar amount of interest expense on average interest-bearing liabilities and resultant rates. The average yields include loan fees, which are considered adjustments to yield. The amount of interest income resulting from recognition of loan fees was $88,000, $400,000, and $516,000 for the years ended September 30, 2000, 1999 and 1998, respectively. No tax-equivalent adjustments were made. All average balances are monthly average balances. Management does not believe that the use of monthly balances instead of daily balances has caused a material difference in the information presented. Nonaccruing loans have been included as loans carrying a zero yield.

                                                                                           Years ended September 30,
                                               -----------------------------------------------------------------------------
                                                                 2000                                      1999
                                                                 ----                                      ----
                                                 AVERAGE       INTEREST                     AVERAGE      INTEREST
                                               OUTSTANDING     EARNED/      YIELD/        OUTSTANDING     EARNED/     YIELD/
                                                 BALANCE         PAID        RATE           BALANCE        PAID        RATE
                                                 -------         ----        ----           -------        ----        ----
                                                                                      (Dollars in thousands)
Interest-earning Assets:
  Loans receivable (1)                          $  239,209       19,616       8.20%          197,639      16,355        8.28%
  Investment securities                             22,019        1,383       6.28            16,858         983        5.83
  Certificates of deposit                              854           53       6.21             2,338         118        5.05
  Other interest bearing deposits                    3,478           52       1.50             2,147          35        1.63
  FHLB Stock                                         4,622          319       6.90             2,393         152        6.35
                                                ----------      -------                    ---------      ------
   Total interest-earning assets (1)               270,182       21,423       7.93           221,375      17,643        7.97
Non interest-earning assets                         12,921                                    12,058
                                                ----------                                 ---------
          Total average assets                  $  283,103                                 $ 233,433
                                                ----------                                 ---------


Passbook accounts                                   11,501          374       3.25            11,251         367        3.26
NOW and money market accounts                       21,363          754       3.53            20,070         707        3.52
Certificates                                       111,845        6,454       5.77           109,727       6,189        5.64
FHLB advances                                       92,504        5,643       6.10            47,005       2,729        5.81
                                                ----------      -------                    ---------      ------
 Total interest-bearing liabilities                237,213       13,225       5.58           188,053       9,992        5.31
non interest-bearing liabilities                     5,793                                     4,262
                                                ----------                                 ---------
          Total average liabilities             $  243,006                                 $ 192,315
                                                ----------                                 ---------

Net interest income                                               8,198                                    7,651
                                                                -------                                   ------
Net interest rate spread (2)                                                  2.35%                                     2.66%
                                                                             -----                                     -----
Net interest-earning assets                     $   32,969                                 $  33,322
                                                ----------                                 ---------
Net interest margin (3)                                                       3.03%                                     3.46%
                                                                             -----                                     -----
Average interest-earning assets to
  average interest-bearing liabilities                            13.90%                                  117.72%


                                                                    ------------------------------------------
                                                                                        1998
                                                                                        ----
                                                                          AVERAGE     INTEREST
                                                                        OUTSTANDING    EARNED/     YIELD/
                                                                          BALANCE       PAID        RATE
                                                                          -------       ----        ----

Interest-earning Assets:                                                   180,671      15,523      8.59%
  Loans receivable (1)                                                      15,553         951      6.11
  Investment securities                                                      6,430         356      5.54
  Certificates of deposit                                                    2,531          97      3.83
  Other interest bearing deposits                                            1,936         130      6.71
  FHLB Stock                                                            ----------      ------
                                                                           207,121      17,057      8.24
    Total interest-earning assets (1)                                       11,115
Non interest-earning assets                                             ----------
                                                                        $  218,236
          Total average assets                                          ----------


                                                                            10,437         347      3.32
Passbook accounts                                                           14,234         465      3.27
NOW and money market accounts                                              107,814       6,342      5.88
Certificates                                                                37,327       2,250      6.03
FHLB advances                                                           ----------      ------
                                                                           169,812       9,404      5.54
  Total interest-bearing liabilities                                         3,141
non interest-bearing liabilities                                        ----------
                                                                        $  172,953
          Total average liabilities                                     ----------

                                                                                         7,653
Net interest income                                                                     ------
                                                                                                    2.70%
Net interest rate spread (2)                                                                        ----
                                                                        $   37,309
Net interest-earning assets                                             ----------
                                                                                                    3.69%
Net interest margin (3)                                                                             ----

Average interest-earning assets to                                                      121.97%
  average interest-bearing liabilities

(1) Calculated net of deferred loan fees and discounts, loans in process, and loss reserves.
(2) Net interest rate spread represents the difference between the average yield on interest earning assets and the average rate on interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

The following schedule presents the weighted average yields earned on loans, investments and other interest-earning assets, and the weighted average rates paid on deposits and FHLB advances and the resultant interest-rate spread at the dates indicated.

                                                                                At September 30,
                                                                                ----------------
                                                                                2000           1999          1998
                                                                                ----           ----          ----
Weighted average yield on:
    Loans receivable                                                            8.35%          7.80          8.35
    Investment securities                                                       6.23           5.93          6.04
    Certificates of deposit in other financial institutions                     6.55           5.45          5.80
    Other interest-bearing deposits                                             4.68           2.24          4.89
    FHLB stock                                                                  7.10           6.35          6.75
                                                                                ----           ----          ----
    Combined weighted average yield on interest-earning assets                  8.14           7.68          8.06
                                                                                ----           ----          ----
Weighted average rate paid on:
    Passbook accounts                                                           3.25%          3.25          3.26
    NOW and money market accounts                                               3.55           3.39          3.58
    Certificates                                                                6.13           5.56          5.87
    FHLB advances                                                               6.09           5.61          5.88
                                                                                ----           ----          ----
    Combined weighted-average rate paid on interest-bearing
          Liabilities                                                           5.79           5.22          5.49
                                                                                ----           ----          ----
Spread                                                                          2.35%          2.46          2.57
                                                                                ----           ----          ----

Rate/Volume Analysis
--------------------

The schedule on the following page presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the change due to changes in outstanding balances and those due to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by prior interest rate) and (ii) changes in rate (i.e., changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                          Year Ended September 30,
                                              -------------------------------------------------------------------------------
                                               2000 Vs. 1999                             1999 Vs. 1998
                                                  Increase                                  Increase
                                                 (Decrease)              Total             (Decrease)        Total
                                                    Due to               Increase             Due to         Increase
                                              ------------------                       ------------------
                                              Volume        Rate         (Decrease)    Volume        Rate    (Decrease)
-----------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Interest-earning assets
   Loans receivable                            $ 3,417       $ (156)     $ 3,261       $ 1,352      $ (520)        $ 832
   Investment securities                           319           81          400            71         (39)           32
   Certificates of deposit                        (102)          37          (65)         (209)        (29)         (238)
   Other interest-bearing deposits                  20           (3)          17           (12)        (50)          (62)
   FHLB Stock                                      153           14          167            28          (6)           22
                                               -------------------------------------------------------------------------
Total interest-earning assets                    3,807          (27)       3,780         1,230        (644)          586
                                               -------------------------------------------------------------------------
Interest-bearing liabilities
   Passbook accounts                                 8           (1)           7            26          (6)           20
   NOW & money market accounts                      45            2           47           205          37           242
   Certificates                                    120          145          265           117        (270)         (153)
   FHLB advances                                 2,770          144        2,914           558         (79)          479
                                               -------------------------------------------------------------------------
Total interest-bearing liabilities               2,943          290        3,233           906        (318)          588
                                               -------------------------------------------------------------------------
Net interest income                              $ 864       $ (317)       $ 547         $ 324      $ (326)         $ (2)
                                               =========================================================================

Comparison of Operating Results for the Years Ended September 30, 2000 and 1999
-------------------------------------------------------------------------------

General. Net earnings for the year ended September 30, 2000 increased by $164,000, or 8.47%, to $2.1 million, or $1.12 per diluted share, from $1.9 million, or $0.95 per diluted share, for the year ended September 30, 1999. The increase was primarily due to a $547,000 increase in net interest income, a $168,000 increase in noninterest income and a $171,000 decrease in income tax expense offset by a $437,000 increase in the provision for loan losses and a $285,000 increase in noninterest expense. For the years ended September 30, 2000 and 1999, the return on average assets was 0.74% and 0.83%, respectively, while the return on average equity was 5.23% and 4.71%, respectively.

Net Interest Income. Net interest income increased $547,000, or 7.15%, to $8.2 million for the year ended September 30, 2000, from $7.7 million in fiscal 1999. This reflects an increase of $3.8 million in total interest income to $21.4 million in fiscal 2000 from $17.6 million in fiscal 1999 and an increase of $3.2 million in total interest expense to $13.2 million in fiscal 2000 from $10.0 million in fiscal 1999. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets offsetting a slight decrease in average yields on interest-earning assets. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities and, to a lesser extent, an increase in the average rates paid on interest-bearing liabilities.

Interest Income. Interest income for the year ended September 30, 2000 increased $3.8 million to $21.4 million from $17.6 million in fiscal 1999. Increased average balances of interest earning assets offset decreased yields on those assets.

Interest income on loans increased $3.3 million, or 19.9%, to $19.6 million for the year ended September 30, 2000 from $16.4 million for the prior year. Interest income on investment securities, certificates of deposit, and other interest bearing deposits increased $519,000, or 40.3 %, to $1.8 million for the year ended September 30, 2000, from $1.3 million for the year ended September 30, 1999. Interest income on loans increased due to increased balances in loans offsetting decreased average yields. Interest income on investment securities, certificates of deposit and other interest bearing deposits increased due to increased average balances and increased yields on those items.

Interest Expense. Interest expense for the year ended September 30, 2000 increased $3.2 million to $13.2 million from $10.0 million for the year ended September 30, 1999. The increase was due to increased average balances outstanding on interest-bearing liabilities and increased average yields on those liabilities. Interest expense on FHLB advances and other borrowed money increased to $5.6 million for the year ended September 30, 2000 from $2.7 million for the prior year. Average balances of FHLB advances and other borrowed money were $92.5 million in fiscal 2000 compared to $47.0 million in fiscal 1999.

Provision for Loan Losses. The Association maintains a program for establishing general loan loss reserves by classifying various components of the loan portfolio by potential risk. Management reviews the composition of the loan portfolio monthly and adjusts the valuation allowance. In addition, the Internal Auditor reviews the general valuation allowance on a quarterly basis and reports findings to the Board of Directors. During the year ended September 30, 2000, provisions for loan losses were $523,000, compared to $86,000 for the year ended September 30, 1999. During fiscal 2000, speculative construction loans increased $6.8 million, or 28.3% and consumer loans increased $12.2 million, or 74.0%. The total loan portfolio increased to $282.7 million at September 30, 2000 from $246.0 million at September 30, 1999. The Association's allowance for loan losses was $2.1 million, or 0.75% of total loans receivable, at September 30, 2000, compared to $1.6 million or 0.65% of total loans receivable at September 30, 1999. The fiscal 2000 and 1999 charge-offs totaled $6,000 and $5,000, respectively.

The Association had $4.1 million in loans classified as substandard, doubtful or loss at September 30, 2000, compared to $2.2 million at September 30, 1999. The increase was primarily due to an increase in delinquent construction loans at September 30, 2000.

Management will continue to monitor its allowance for loan losses and make future adjustments to the allowance through provisions for loan losses as economic conditions dictate. Although the Association maintains its allowance for loan losses at a level which it considers adequate to provide for probable losses, there can be no assurances that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Noninterest Income.   For the year ended September 30, 2000, noninterest income
was $654,000, an increase of $168,000, or 34.6%, compared to $486,000 for the year ended September 30, 1999. Loan fees and deposit service charges, which consist primarily of late charges on loans receivable, underwriting fees, service charges on transaction accounts, and ATM fees were $455,000 and $341,000 in fiscal 2000 and 1999, respectively. Underwriting fees were $89,000 in fiscal 2000, compared to $52,000 in fiscal 1999. Service charges on transaction accounts were $203,000 and $156,000 in fiscal 2000 and 1999, respectively. The increase is primarily due to increased checking accounts that pay a flat monthly fee and increased number of items returned on accounts. Late charges on loans were $107,000 for fiscal 2000, compared to $85,000 for fiscal 1999. For the year ended September

30, 2000, other income was $199,000 compared to $145,000 for the year ended September 30, 1999. The increase was due to $95,000 of commissions for the sale of investment products by the Association's service corporation in fiscal 2000, compared to $34,000 in fiscal 1999. The sale of insurance products by the service corporation resulted in commissions of $38,000 and $17,000 in fiscal 2000 and 1999, respectively. Profit on the sale of loans declined to $31,000 in fiscal 2000, compared to $72,000 in fiscal 1999. The decrease was due to fewer loan sales in fiscal 2000 compared to fiscal 1999.

Noninterest expense. Noninterest expense increased $285,000 to $5.2 million for the year ended September 30, 2000 from $4.9 million for the prior year. Compensation, payroll taxes and fringe benefits expense increased $380,000 in fiscal 2000 to $3.2 million compared to $2.8 million in fiscal 1999. Cash compensation increased $22,000 in fiscal 2000, compared to fiscal 1999. The Association had 64 full time employees at September 30, 2000, compared to 70 at September 30, 1999. ESOP expenses increased $233,000 to $602,000 for fiscal 2000, compared to $369,000 for fiscal 1999. The increase was primarily due to additional shares allocated in fiscal 2000 compared to fiscal 1999. Due to fewer loan originations in fiscal 2000 compared to fiscal 1999, the Association deferred $140,000 less in expenses in accordance with FAS 91. Occupancy expense increased $87,000 in fiscal 2000 to $852,000, compared to $765,000 in fiscal 1999. The increase was primarily due to increased real estate taxes and increased depreciation expense for equipment placed into service during fiscal 1999. Data processing expense decreased $66,000 in fiscal 2000 to $197,000 from $263,000 in fiscal 1999. The decrease was primarily due to the conversion to an in-house data processing system in 1999. Federal insurance premiums decreased $61,000 to $33,000 for fiscal 2000 compared to $94,000 in fiscal 1999. The decrease was due to equal sharing of FICO bond expenses by all banks and thrifts effective January 1, 2000. Advertising expenses decreased $59,000 to $91,000 for fiscal 2000 compared to $150,000 for fiscal 1999. The decrease was due to less advertising in fiscal 2000. Other operating expenses increased $4,000 to $862,000 for fiscal 2000 compared to $858,000 for fiscal 1999. Decreases in dealer participation expenses, office supplies, telephone expenses, bond expenses and employee expenses were offset by increases in legal expenses and investment banking expenses.

Income taxes. Income taxes decreased to $1.0 million for fiscal 2000 from $1.2 million for fiscal 1999. The decrease was primarily due to a reduction in income taxes payable recorded during the year ended September 30, 2000, which had been recorded in prior years. The effective tax rate for 2000 was 33.0% compared to 38.4% for 1999.

Comparison of Operating results for the Years Ended September 30, 1999 and 1998
-------------------------------------------------------------------------------

General. Net earnings for the year ended September 30, 1999 decreased by $360,000, or 15.67%, to $1.9 million, or $0.95 per diluted share, from $2.3 million, or $0.95 per diluted share, for the year ended September 30, 1998. The decrease was primarily due to a $2,000 decrease in net interest income, a $162,000 increase in the provision for loan losses and a $519,000 increase in noninterest expense offset by a $144,000 increase in noninterest income and a decrease of $179,000 in income tax expense. For the years ended September 30, 1999 and 1998, the return on average assets was 0.83% and 1.05%, respectively, while the return on average equity was 4.71% and 5.11%, respectively.

Net Interest Income. Net interest income was unchanged at $7.6 million for both years ended September 30, 1999 and 1998. This reflects an increase of $586,000 in total interest income to $17.6 million from $17.1 million and an increase of $588,000 in total interest expense to $10.0 in fiscal 1999 million from $9.4 million in fiscal 1998. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets offsetting a decrease in average yields on interest-earning assets. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities offsetting the decrease in the average rates paid on interest-bearing liabilities.

Interest Income. Interest income for the year ended September 30, 1999 increased $586,000 to $17.6 million from $17.1 million in 1998. Increased average balances of interest earning assets generally offset decreased yields on those assets.

Interest income on loans increased $832,000, or 5.36%, to $16.4 million for the year ended September 30, 1999 from $15.5 million for the prior year. Interest income on investment securities, certificates of deposit, and other interest bearing deposits decreased $246,000, or 16.04%, to $1.3 million from $1.5 million for the year ended September 30, 1998. Interest income on loans increased due to increased balances in loans offsetting decreased average yields. Interest income on investment securities, certificates of deposit and other interest-bearing deposits decreased due to decreased average balances and decreased yields on those items.

Interest Expense. Interest expense for the year ended September 30, 1999 increased $588,000 to $10.0 million from $9.4 million for the year ended September 30, 1998. The increase was due to increased average balances outstanding on interest-bearing liabilities offsetting lower average rates on those items. Interest expense on FHLB advances and other borrowed money increased to $2.7 million for the year ended September 30, 1999 from $2.3
million for the prior year.   Average balances outstanding of FHLB advances were
$47.0 million in fiscal 1999 compared to $37.3 million in fiscal 1998.

Provision for Loan Losses. The Association maintains a program for establishing general loan loss reserves by classifying various components of the loan portfolio by potential risk. Management reviews the composition of the loan portfolio monthly and adjusts the valuation allowance. In addition, the Internal Auditor reviews the general valuation allowance on a quarterly basis and reports the findings to the Board of Directors. During the year ended September 30, 1999, the Association charged $86,000 against earnings as a provision for loan losses compared to a credit to earnings with a $76,000 negative provision for loan losses during the year ended September 30, 1998.
The credit to earnings for fiscal 1998 was primarily due to a decrease in speculative construction loans. During fiscal 1998, speculative construction loans decreased $9.9 million to $30.3 million. During fiscal 1999, speculative construction loans decreased $6.1 million to $24.2 million. During fiscal 1999, land acquisition and development loans increased to $8.6 million from $3.3 million at September 30, 1998. In addition, the total loan portfolio increased to $246.0 million at September 30, 1999 from $206.6 million at September 30, 1998. The Association's allowance for loan losses was $1.6 million, or 0.65% of total loans receivable at September 30, 1999, compared to 0.74% of total loans receivable at September 30, 1998. The fiscal 1999 charge-offs totaled $5,000 and the net charge-offs for fiscal 1998 were $27,000.

The Association had $2.2 million in loans classified as substandard, doubtful or loss at September 30, 1999, compared to $3.5 million at September 30, 1998. The decrease was primarily due to a decrease in delinquent construction loans and increased collection efforts throughout the year.

Noninterest income.   For the year ended September 30, 1999, noninterest income
was $486,000, an increase of $144,000 or 42.1%, compared to $342,000 for the year ended September 30, 1998. Loan fees and deposit service charges, which consist primarily of late charges on loans receivable, underwriting fees, service charges on transaction accounts and ATM fees, were $341,000 and $235,000 in fiscal 1999 and 1998, respectively. Underwriting fees were $52,000 in fiscal 1999, compared to $25,000 in fiscal 1998. Service charges on transaction accounts were $156,000 and $108,000 in fiscal 1999 and 1998, respectively. The increase is primarily due to increased checking accounts that pay a flat monthly fee and increased number of items returned on accounts. ATM fees were $17,000 and $9,000 in fiscal 1999 and 1998, respectively. Two of the Association's five ATM's were installed during 1998 and one was installed in 1999. Late charges on loans were $85,000 for fiscal 1999 compared to $83,000 for fiscal 1998. For the year ended September 30, 1999, other income was $145,000, compared to $107,000 for the year ended September 30, 1998. The increase was due to $34,000 of commissions for the sale of investment products by the Association's service corporation for fiscal 1999. No such commissions were earned in fiscal 1998.

Noninterest expense. Noninterest expense increased $519,000 to $4.9 million, for the year ended September 30, 1999 from $4.4 million for the prior year. Compensation, payroll taxes and fringe benefits expense increased $222,000 in fiscal 1999 to $2.8 million compared to $2.6 million in fiscal 1998. Cash compensation increased $343,000 in fiscal 1999 to $2.0 million from $1.7 million in 1998. The increase was due to an increase in the number of employees and salary increases to existing employees. During the Association's conversion to a new core data processing system, the Association incurred approximately $38,000 in overtime expense for training and conversion. The Association had seventy full-time equivalent employees at September 30, 1999 compared to sixty-seven at September 30, 1998. Eight employees were hired in connection with the new branch office opened in August 1998. Payroll taxes and fringe benefits increased $54,000 due to the increased number of employees and increased compensation. ESOP expenses decreased $159,000 to $369,000 for fiscal 1999, from $528,000 for fiscal 1998, due to a lower average monthly price of the Company's common stock in fiscal 1999 compared to fiscal 1998. Occupancy expense increased $143,000 in fiscal 1999 to $765,000 from $622,000 in 1998.
The increase was primarily due to increased depreciation and taxes on the new branch office opened in August 1998. Depreciation also increased due to additional data processing equipment. Data processing expenses increased $71,000 to $263,000 for fiscal 1999 compared to $192,000 for fiscal 1998. The increase was primarily due to the Association's conversion to a new core data processing system in June 1999. Federal insurance premiums increased to $94,000 in fiscal 1999 from $82,000 in fiscal 1998. Advertising expense increased $2,000 to $150,000 for fiscal 1999 compared to $148,000 for fiscal 1998. Other operating expenses increased to $854,000 for fiscal 1999 compared to $789,000 for fiscal 1998. The increase was primarily due to increased loan expenses due to increased lending volume; telephone expenses due to communication lines between offices; travel and training expenses due to the data processing conversion and checking account expense due to increased new accounts.

Income Taxes. Income taxes decreased to $1.2 million for fiscal 1999 from $1.4 million for fiscal 1998. The decrease was due to a decrease in taxable income for 1999 compared to 1998. The effective tax rate for 1999 was 38.4%, compared to 37.6% for 1998.

Asset and Liability Management - Interest Rate Sensitivity Analysis
-------------------------------------------------------------------

The matching of assets and liabilities may be analyzed by examining the extent to which such assets are interest rate sensitive and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within a specific time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. During a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to negatively affect net interest income.

The Association's strategy in recent years has been to reduce its exposure to interest rate risk by better matching the maturities or repricing schedules of its interest rate sensitive assets and liabilities. This strategy has been implemented by originating adjustable rate loans, short-term construction loans, and other variable rate or short-term loans, as well as by purchasing short-term investments. The Association seeks to lengthen the maturities of its deposits by promoting longer-term certificates with substantial penalties for early withdrawal. Maturities of new FHLB advances are scheduled to compliment the current gap position. The Association does not solicit negotiated high-rate jumbo certificates of deposit or brokered deposits.

At September 30, 2000, the Company's total interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing in the same period by $39.4 million, representing a cumulative negative one-year gap ratio of 12.8% to total assets. The Association has established an Asset-Liability Management Committee ("ALCO") which is responsible for reviewing the Association's asset-liability policies. The ALCO meets monthly and reports to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.

Market Risk Management
----------------------

Market risk is the risk of loss arising from adverse changes in market prices and rates. The Association's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates might adversely affect the Association's net interest income or the economic value of its portfolio of assets, liabilities, and off-balance sheet contracts. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Association's primary market risk exposures and how those exposures are managed in fiscal year 2000 have changed when compared to fiscal year 1999. Market risk limits have been established by the Board of Directors based on the Association's tolerance for risk.

The Association primarily relies on the OTS Net Portfolio Value ("NPV") Model to measure its susceptibility to interest rate changes. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus or minus the present value of net expected cash flows from existing off-balance sheet contracts after various assumed instantaneous parallel shifts in the yield curve, both upward and downward.

The NPV model uses an option-based pricing approach to value one- to four-family mortgages, mortgages serviced by or for others and firm commitments to buy, sell or originate mortgages. This approach makes use of an interest rate simulation program to generate random interest rate paths that, in conjunction with a prepayment model, are used to estimate mortgage cash flows. Prepayment options and interest rate caps and floors contained in mortgage and mortgage-related securities introduce significant uncertainty in estimating the timing of cash flows for these instruments that warrant the use of this sophisticated methodology.

All other financial instruments are valued using a static discounted cash flow method. Under this approach, the present value is determined by discounting the cash flows the instrument is expected to generate by yields currently available to investors from instruments of comparable risk and duration.

The following table sets forth the present value estimates for major categories of financial instruments of the Association at September 30, 2000, as calculated by the OTS NPV model. The table shows the present value of the instruments under rate shock scenarios of -300 basis points to +300 basis points in increments of 100 basis points.

                                                            Calculated at September 30, 2000
                                             -300         -200      -100         0      +100      +200      +300
                                       basis          basis       basis     basis     basis     basis     basis
                                       points         points     points    points    points    points    points
                                   --------------   ----------   -------   -------   -------   -------   -------
                                                                  (Dollars in Thousands)
Mortgage loans and securities            $256,001      252,302   248,415   243,601   237,989   231,891   225,534
Nonmortgage loans                          21,107       20,669    20,249    19,844    19,455    19,081    18,720
Cash, deposits, and securities             29,284       29,165    29,018    28,561    27,887    27,226    26,591
Other assets                               13,360       13,632    14,301    15,170    15,986    16,751    17,470
                                         --------      -------   -------   -------   -------   -------   -------

        Total assets                      319,752      315,768   311,983   307,176   301,317   294,949   288,315
                                         --------      -------   -------   -------   -------   -------   -------

Deposits                                  157,191      154,916   152,732   150,639   148,623   146,689   144,828
Borrowings                                116,428      115,194   113,992   112,820   111,677   110,562   109,475
Other liabilities                           4,074        4,072     4,070     4,068     4,065     4,064     4,062
                                         --------      -------   -------   -------   -------   -------   -------

       Total liabilities                  277,693      274,182   270,794   267,527   264,365   261,315   258,365
                                         --------      -------   -------   -------   -------   -------   -------

Off-balance sheet positions                   249          150        58       (30)     (127)     (237)     (356)
                                         --------      -------   -------   -------   -------   -------   -------

Net portfolio value                      $ 42,308       41,736    41,247    39,619    36,825    33,397    29,594

$ change from base                       $  2,689        2,117     1,628         -    (2,794)   (6,222)  (10,025)

Net portfolio value (NPV) ratio             13.23%       13.22%    13.22%    12.90%    12.22%    11.32%    10.26%

Board NPV ratio limits                      11.00%       12.00%    13.00%    N/A       11.00%    10.00%     9.00%

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit runoffs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Association may undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis presented in both the computation of NPV and in an analysis of the maturing and repricing of interest-earning assets and interest-bearing liabilities. Although certain assets and liabilities may have similar maturities or periods in which they reprice, they may react differently to changes in market interest rates. Additionally, adjustable-rate mortgages have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The proportion of adjustable-rate loans could reduce in future periods if market interest rates would decrease and remain at lower levels for a sustained period, due to increased refinance activity. Further, in the event of a change in interest rates, prepayment, and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of a sustained interest rate increase.

Liquidity and Capital Resources
-------------------------------

The Association's primary sources of funds are deposits, repayments on and sale of loans, FHLB advances, the maturity of investment securities, and interest income. Although maturity and scheduled amortization of loans are relatively predictable sources of funds, deposit flows and prepayments on loans are influenced significantly by general interest rates, economic conditions, and competition.

The primary investing activity of the Association is the origination of loans to be held for investment. For the fiscal years ended September 30, 2000 and 1999, the Association originated loans for portfolio in the amounts of $97.3 million and $132.4 million, respectively. Purchases of loans during the fiscal years ended September 30, 2000 and 1999 were none and $40,000, respectively. The Association also originates loans for sale. For the fiscal years ended September 30, 2000 and 1999, the Association originated $2.6 million and $5.5 million, respectively, of mortgage loans for sale. For the fiscal years ended September 30, 2000 and 1999, these activities were funded primarily by principal repayments of $60.6 million and $92.0 million, respectively, proceeds from the sale of loans of $2.3 million and $5.9 million, respectively, and FHLB advances of $159.6 million and $67.7 million, respectively.

The Association is required to maintain minimum levels of liquid assets under OTS regulations. Savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds, and specific U. S. government, state, or federal agency obligations) of not less than 4.0% of its average daily balance of net withdrawable accounts plus short-term borrowings. It is the Association's policy to maintain its liquidity portfolio in excess of regulatory requirements. The Association's eligible liquidity ratios were 16.4% and 11.9%, respectively, at September 30, 2000 and 1999.

The Company's most liquid assets are cash and cash equivalents, which include short-term investments. The levels of those assets are dependent on the operating, financing, lending and investment activities during any given period. At September 30, 2000 and 1999, cash and cash equivalents were $6.3 million and $6.1 million, respectively. The increase in cash and cash equivalents in 2000 compared to 1999 results primarily from sources of cash receipts and the use of cash to fund loans and investments. The principal components of cash provided during the fiscal year ended September 30, 2000 were FHLB advances and loan repayments. Additional sources of cash included maturing investments, sales of loans and deposit activity.

Liquidity management for the Company is both an ongoing and long-term function of the asset/liability management strategy. Excess Association funds generally are invested in overnight deposits at the FHLB of Des Moines. If the Association requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB of Des Moines advances. The Association borrowed $159.6 million in FHLB advances and repaid $117.8 million of maturing advances in fiscal year 2000. During 1999, the Association borrowed $67.7 million in FHLB advances and repaid $33.8 million in maturing FHLB advances. During the last several years, loan originations have exceeded savings inflows, loan repayments and cash provided by operations. To maintain liquidity above the required minimum, it is anticipated that FHLB advances will continue to supplement projected savings inflows and loan repayments to fund continued loan demand.

At September 30, 2000, the Association had outstanding loan commitments of $2.6 million, unused lines of credit of $5.3 million, and undisbursed loans in process of approximately $18.4 million. The Association anticipates it will have sufficient funds available to meet its current loan commitments, including applications received and in process prior to issuance of firm commitments. Certificates of deposit that are scheduled to mature in one year or less at September 30, 2000 were $57.3 million. Management believes that a significant portion of such deposits will remain with the Association.

At September 30, 2000, the Association had tangible capital of $36.3 million, or 11.9% of total adjusted assets, which is approximately $31.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.
The Association had core capital of $36.3 million, or 11.9% of adjusted total asserts, which is $24.1 million above the minimum leverage ratio of 4.0% in effect on that date. The Association had total risk-based capital of $38.4 million and total risk-weighted assets of $205.3 million, or total capital of 18.7% of risk-weighted assets. This was $22.0 million above the 8.0% requirement in effect on that date.


Impact of Recently Issued Accounting Standards
----------------------------------------------

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Derivatives Instruments and Certain Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivative as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

The Company adopted these accounting standards on October 1, 2000. The adoption of the standards did not have a material impact on the Company's financial statements.

Item 8. Financial Statements and Supplementary Data

Set forth below are the consolidated financial statements of Cameron Financial Corporation and Subsidiary for the periods indicated, with the independent auditors' report thereon.

                         Independent Auditors' Report

The Board of Directors
Cameron Financial Corporation:

We have audited the accompanying consolidated balance sheets of Cameron Financial Corporation and subsidiary (the Company) as of September 30, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cameron Financial Corporation and subsidiary as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/ KPMG LLP

November 10, 2000
Kansas City, Missouri

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                          Consolidated Balance Sheets

                          September 30, 2000 and 1999

                                        Assets                                               2000             1999
                                                                                       --------------     ------------
Cash                                                                                   $    5,464,000        4,900,000
Certificates of deposit in other financial institutions                                       840,000        1,200,000
                                                                                       --------------     ------------
            Total cash and cash equivalents                                                 6,304,000        6,100,000

Investment securities held-to-maturity (estimated fair value of
    $22,911,000 in 2000 and $18,186,000 in 1999) (notes 3 and 6)                           23,301,000       18,538,000
Mortgage-backed securities held-to-maturity                                                     3,000            5,000
Loans receivable, net (notes 4 and 7)                                                     261,867,000      221,909,000
Accrued interest receivable:
    Loans and mortgage-backed securities                                                    1,851,000        1,523,000
    Investment securities                                                                     368,000          268,000
Office properties and equipment, net (note 5)                                               7,399,000        7,748,000
Stock in Federal Home Loan Bank (FHLB) of Des Moines, at cost                               5,643,000        3,556,000
Deferred income taxes (note 8)                                                                291,000           74,000
Other assets (note 9)                                                                       1,837,000        1,832,000
                                                                                       --------------     ------------
                                                                                       $  308,864,000      261,553,000
                                                                                       ==============     ============

                         Liabilities and Stockholders' Equity

Liabilities:
    Savings deposits (note 6)                                                          $  149,185,000      143,737,000
    Borrowings from the FHLB (note 7)                                                     112,836,000       71,101,000
    Advance payments by borrowers for property taxes and insurance                          2,528,000        2,244,000
    Accrued interest payable on savings deposits                                              176,000          158,000
    Accrued expenses and other liabilities                                                  3,651,000        3,491,000
    Income taxes payable                                                                      102,000          198,000
                                                                                       --------------     ------------
            Total liabilities                                                             268,478,000      220,929,000
                                                                                       --------------     ------------

Stockholders' equity (notes 1, 2, and 10):
    Serial preferred stock, $.01 par; 2,000,000 shares authorized; none issued
      or outstanding                                                                               --               --
    Common stock, $.01 par; 10,000,000 shares authorized; 3,026,928 shares
      issued                                                                                   30,000           30,000
    Additional paid-in capital                                                             30,342,000       30,163,000
    Retained earnings, substantially restricted (note 8)                                   28,424,000       27,385,000
    Unearned employee benefits (note 9)                                                      (894,000)      (1,483,000)
    Treasury stock; 1,112,879 shares in 2000 and 944,749 shares in 1999
      of common stock at cost                                                             (17,516,000)     (15,471,000)
                                                                                       --------------     ------------

            Total stockholders' equity                                                     40,386,000       40,624,000

Commitment (note 4)
                                                                                       --------------     ------------
                                                                                       $  308,864,000      261,553,000
                                                                                       ==============     ============

See accompanying notes to consolidated financial statements.

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Earnings

                Years ended September 30, 2000, 1999, and 1998

                                                                                2000           1999           1998
                                                                           -------------    -----------    -----------
Interest income:
    Loans                                                                  $  19,616,000     16,355,000     15,523,000
    Investment securities                                                      1,383,000        983,000        950,000
    Mortgage-backed securities                                                        --             --          1,000
    Certificates of deposit and other                                            424,000        305,000        583,000
                                                                           -------------    -----------    -----------

            Total interest income                                             21,423,000     17,643,000     17,057,000
                                                                           -------------    -----------    -----------

Interest expense:
    Savings deposits (note 6)                                                  7,582,000      7,263,000      7,154,000
    Borrowed money                                                             5,643,000      2,729,000      2,250,000
                                                                           -------------    -----------    -----------

            Total interest expense                                            13,225,000      9,992,000      9,404,000
                                                                           -------------    -----------    -----------

            Net interest income                                                8,198,000      7,651,000      7,653,000

Provision for loan losses (note 4)                                               523,000         86,000        (76,000)
                                                                           -------------    -----------    -----------

            Net interest income after provision for loan losses                7,675,000      7,565,000      7,729,000
                                                                           -------------    -----------    -----------

Noninterest income:
    Loan and deposit service charges                                             455,000        341,000        235,000
    Other income                                                                 199,000        145,000        107,000
                                                                           -------------    -----------    -----------

            Total noninterest income                                             654,000        486,000        342,000
                                                                           -------------    -----------    -----------

Noninterest expense:
    Compensation, payroll taxes, and fringe benefits (note 9)                  3,159,000      2,779,000      2,557,000
    Occupancy expense                                                            852,000        765,000        622,000
    Data processing                                                              197,000        263,000        192,000
    Federal deposit insurance premiums                                            33,000         94,000         82,000
    Advertising                                                                   91,000        150,000        148,000
    Other operating expenses                                                     862,000        858,000        789,000
                                                                           -------------    -----------    -----------

            Total noninterest expense                                          5,194,000      4,909,000      4,390,000
                                                                           -------------    -----------    -----------

            Earnings before income taxes                                       3,135,000      3,142,000      3,681,000

Income taxes (note 8)                                                          1,034,000      1,205,000      1,384,000
                                                                           -------------    -----------    -----------

            Net earnings                                                   $   2,101,000      1,937,000      2,297,000
                                                                           =============    ===========    ===========

Earnings per share:
    Basic                                                                  $        1.12           0.95           0.97
                                                                           =============    ===========    ===========

    Diluted                                                                $        1.12           0.95           0.95
                                                                           =============    ===========    ===========

See accompanying notes to consolidated financial statements.

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                Years ended September 30, 2000, 1999, and 1998

                                                                  Additional                 Unearned
                                                        Common      paid-in     Retained     employee      Treasury
                                                        stock       capital     earnings     benefits        stock        Total
                                                      ---------   ----------   ----------   ----------   -----------   ----------
Balance at September 30, 1997                         $  30,000   29,804,000   24,567,000   (2,524,000)   (7,210,000)  44,667,000

Net earnings                                                 --           --    2,297,000           --            --    2,297,000
Amortization of recognition and
   retention plan (RRP), net of forfeitures                  --           --           --      309,000       (89,000)     220,000
Dividend declared ($.28 per share)                           --           --     (644,000)          --            --     (644,000)
Allocation of employee stock ownership
   plan (ESOP) shares                                        --      259,000           --      268,000            --      527,000
Purchase 181,346 shares of treasury stock                    --           --           --           --    (3,667,000)  (3,667,000)
Exercise of stock options to acquire
   5,027 shares of common  stock                             --       (5,000)          --           --        78,000       73,000
                                                      ---------   ----------   ----------   ----------   -----------   ----------

Balance at September 30, 1998                            30,000   30,058,000   26,220,000   (1,947,000)  (10,888,000)  43,473,000

Net earnings                                                 --           --    1,937,000           --            --    1,937,000
Amortization of RRP, net of forfeitures                      --           --           --      300,000       (38,000)     262,000
Dividend declared ($.39 per share)                           --           --     (772,000)          --            --     (772,000)
Allocation of ESOP shares                                    --      117,000           --      252,000            --      369,000
Purchase 298,553 shares of treasury stock                    --           --           --           --    (4,645,000)  (4,645,000)
Award of RRP (note 9)                                        --      (12,000)          --      (88,000)      100,000           --
                                                      ---------   ----------   ----------   ----------   -----------   ----------

Balance at September 30, 1999                            30,000   30,163,000   27,385,000   (1,483,000)  (15,471,000)  40,624,000

Net earnings                                                 --           --    2,101,000           --            --    2,101,000
Amortization of RRP, net of forfeitures                      --           --           --      287,000       (25,000)     262,000
Dividend declared ($.55 per share)                           --           --   (1,062,000)          --            --   (1,062,000)
Allocation of ESOP shares                                    --      212,000           --      391,000            --      603,000
Purchase 173,953 shares of treasury stock                    --           --           --           --    (2,147,000)  (2,147,000)
Exercise of stock options to acquire 400
   shares of common stock                                    --       (1,000)          --           --         6,000        5,000
Award of RRP (note 9)                                        --      (32,000)          --      (89,000)      121,000           --
                                                      ---------   ----------   ----------   ----------   -----------   ----------

Balance at September 30, 2000                         $  30,000   30,342,000   28,424,000     (894,000)  (17,516,000)  40,386,000
                                                      =========   ==========   ==========   ==========   ===========   ==========

See accompanying notes to consolidated financial statements.

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                Years ended September 30, 2000, 1999, and 1998

                                                                           2000             1999              1998
                                                                       -------------    -------------     ------------
Cash flows from operating activities:
    Net earnings                                                       $   2,101,000        1,937,000        2,297,000
    Adjustments to reconcile net earnings to cash
      provided by operating activities:
        Depreciation and amortization                                        455,000          406,000          309,000
        Provision for loan losses                                            523,000           86,000          (76,000)
        Provision for losses on real estate owned                                 --            1,000               --
        Amortization of RRP and allocation of
           ESOP shares                                                       865,000          631,000          747,000
        Deferred income taxes                                               (217,000)          81,000          381,000
        Gain on sales of real estate owned                                    (2,000)          (2,000)          (8,000)
        Loss on sale of properties and equipment                                  --            1,000               --
        Amortization of deferred loan fees                                   (88,000)        (402,000)        (499,000)
        Proceeds from sales of loans held for sale                         2,304,000        5,943,000        7,989,000
        Origination of loans held for sale                                (2,598,000)      (5,491,000)      (7,976,000)
        Gain on sale of loans held for sale                                  (31,000)         (72,000)         (73,000)
        Changes in assets and liabilities:
           Accrued interest receivable                                      (428,000)        (216,000)        (157,000)
           Other assets                                                      (28,000)        (525,000)         (83,000)
           Accrued interest payable on savings deposits                       18,000          (22,000)          43,000
           Accrued expenses and other liabilities                            135,000        1,488,000          417,000
           Income taxes payable                                              (96,000)           6,000         (209,000)
                                                                       -------------    -------------     ------------

             Net cash provided by operating activities                     2,913,000        3,850,000        3,102,000
                                                                       -------------    -------------     ------------

Cash flows from investing activities:

    Net increase in loans receivable                                     (40,043,000)     (37,645,000)      (7,107,000)
    Purchase of loans receivable                                                  --          (40,000)         (66,000)
    Mortgage-backed securities principal repayments                            2,000            2,000            3,000
    Maturities of investment securities held-to-maturity                   2,697,000        9,769,000       11,595,000
    Purchase of investment securities held-to-maturity                    (7,455,000)     (11,999,000)     (13,996,000)
    Purchase of FHLB stock                                                (2,087,000)      (1,543,000)        (251,000)
    Net proceeds from sales of real estate owned                                  --          297,000               --
    Additions and improvements to real estate owned                               --           (2,000)              --
    Purchase of office properties and equipment, net                        (111,000)        (300,000)      (1,793,000)
                                                                       -------------    -------------     ------------

             Net cash used in investing activities                     $ (46,997,000)     (41,461,000)     (11,615,000)
                                                                       -------------    -------------     ------------

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                Years ended September 30, 2000, 1999, and 1998

                                                                          2000             1999             1998
                                                                    ----------------   --------------   --------------
Cash flows from financing activities:

    Net increase (decrease) in NOW, passbook, and
      money market demand amounts                                   $     (2,059,000)       6,241,000        5,076,000
    Net increase in certificate accounts                                   7,507,000          874,000        2,775,000
    Net increase in advance payments by borrowers
      for taxes and insurance                                                284,000          341,000          131,000
    Proceeds from FHLB advances                                          159,550,000       67,700,000       15,000,000
    Repayment of FHLB advances                                          (117,815,000)     (33,849,000)     (13,000,000)
    Dividends paid                                                        (1,037,000)        (670,000)        (665,000)
    Issuance of common stock under stock option plan                           5,000               --           73,000
    Purchase of treasury stock                                            (2,147,000)      (4,645,000)      (3,667,000)
                                                                    ----------------   --------------   --------------
             Net cash provided by financing activities                    44,288,000       35,992,000        5,723,000
                                                                    ----------------   --------------   --------------

             Net (decrease) increase in cash                                 204,000       (1,619,000)      (2,790,000)

Cash and cash equivalents at beginning of year                             6,100,000        7,719,000       10,509,000
                                                                    ----------------   --------------   --------------
Cash and cash equivalents at end of year                            $      6,304,000        6,100,000        7,719,000
                                                                    ================   ==============   ==============
Supplemental disclosure of cash flow information:
    Cash paid during the year for income taxes                      $      1,346,000        1,118,000        1,216,000
                                                                    ================   ==============   ==============
    Cash paid during the year for interest                          $     13,049,000       10,014,000        9,361,000
                                                                    ================   ==============   ==============
Supplemental schedule of noncash investing and
    financing activities:
      Conversion of loans to real estate owned                      $             --          488,000          244,000
                                                                    ================   ==============   ==============
      Conversion of real estate owned to loans                      $         25,000          171,000          487,000
                                                                    ================   ==============   ==============
      Dividends declared and payable                                $        277,000          247,000          150,000
                                                                    ================   ==============   ==============
      Issuance of unearned RRP shares                               $         89,000           88,000               --
                                                                    ================   ==============   ==============

See accompanying notes to consolidated financial statements.

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

(1) Conversion and Acquisition of the Association by the Company

    Cameron Financial Corporation (the "Company") was incorporated in December 1994 for the purpose of becoming the savings and loan holding company of The Cameron Savings & Loan Association, F.A. (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan to a federally chartered stock savings and loan. Pursuant to its Plan of Conversion, on March 31, 1995, the Company issued and sold 3,026,928 shares of its common stock, in a subscription and community offering to the Association's depositors and borrowers, the Company's employee stock ownership plan, and the general public. The Company utilized a portion of the net proceeds to acquire all of the common stock issued by the Association in connection with its conversion. The acquisition of the Association by the Company was accounted for in a manner similar to the pooling-of-interests method. Accordingly, the accounting basis of the assets, liabilities, and equity accounts of the Association remained the same as prior to the conversion and acquisition and were not adjusted to their fair values, and no purchase accounting adjustments were recorded. All intercompany accounts and transactions are eliminated in consolidation.

    In order to grant priority to eligible account holders in the event of future liquidation, the Association, at the time of conversion, established a liquidation account in the amount equal to the Association's capital as of September 30, 1994 ($19,291,000). In the event of the future liquidation of the Association, eligible account holders and supplemental eligible account holders who continue to maintain their deposit accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account will be decreased as the balance of the eligible account holders and supplemental eligible account holders is reduced subsequent to the conversion, based on an annual determination of such balances. The Association may not declare or pay a cash dividend to the Company on, or repurchase any of, its common stock if the effect thereof would cause the retained earnings of the Association to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation account does not restrict the use or application of the Association's retained earnings.

(2) Summary of Significant Accounting Policies

    (a)  Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, all short-term investments with a maturity of three months or less at date of purchase are considered cash equivalents. Cash and cash equivalents reflected on the consolidated balance sheets include interest earning deposits of $5,337,000 and $4,810,000 at September 30, 2000 and 1999,
         respectively.

    (b)  Investment Securities

         The Company and the Association classify their investment securities as held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are recorded at amortized cost adjusted for amortization of premiums and accretion of discounts that are recognized in income using the interest method over the period to maturity. Available-for-sale and trading securities are recorded at fair value. Adjustments to record available-for-sale securities at fair value are reflected, net of tax, in stockholders' equity. At September 30, 2000 and 1999, all of the Company's and Association's investment and mortgage-backed securities are classified as held-to-maturity.

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

       Gain or loss on the sale of securities is recognized using the specific identification method.

   (c) Provisions for Losses on Loans and Interest Receivable

       Provision for losses on loans receivable are based upon management's estimate of the amount required to maintain an adequate allowance for losses, relative to the risks in the loan portfolio. The estimate is based on reviews of the portfolio, considering past loss experience, current economic conditions, and such other factors which, in the opinion of management, deserve current recognition. The Association is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. As an integral part of those examinations, the various regulatory agencies periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

       Accrual of interest income on loans is discontinued for those loans with interest more than ninety days delinquent or sooner if management believes collectibility of the interest is not probable. Management's assessment of collectibility is primarily based on a comparison of the estimated value of underlying collateral to the related loan and accrued interest receivable balances.

       A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due--both principal and interest--according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Impairment may also be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, the Association measures impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

       The Association applies the methods described above to multifamily real estate loans, commercial real estate loans, and restructured loans. Smaller balance, homogeneous loans, including one-to-four family residential and construction loans and consumer loans, are collectively evaluated for impairment.

   (d) Deferred Loan Fees and Costs

       Mortgage loan origination fees and direct mortgage loan origination costs are deferred, and the net fee or cost is recognized in earnings using the interest method over the contractual life of the loan. Direct loan origination costs for other loans are expensed, as such costs are not material in amount.

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

  (e)  Loans Held for Sale

       Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. Net unrealized losses are recognized through a valuation allowance by charges to income. At September 30, 2000 and 1999, loans held for sale totaled $384,000 and $146,000, respectively.

  (f)  Real Estate Owned

       Real estate owned includes real estate acquired through, or in lieu of, loan foreclosure, and is carried at the lower of cost or estimated fair value less estimated cost to sell. Revenue and expenses from operations and the provision for losses on real estate owned are included in other operating expense in the accompanying consolidated statements of earnings.

   (g) Office Properties and Equipment

       Office properties and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided on office properties and equipment using the straight-line method over the estimated useful lives of the related assets.

   (h) Stock in Federal Home Loan Bank (FHLB)

       The Association is a member of the FHLB system. As a member, the Association is required to purchase and hold stock in the FHLB of Des Moines in an amount equal to the greater of (a) 1% of unpaid residential loans at the beginning of each year, (b) 5% of FHLB advances, or (c) .3% of total assets. The Association's investment in such stock is recorded at cost.

   (i) Income Taxes

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (j) Earnings Per Share

       The Company presents basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to consolidated Financial Statements

                          September 30, 2000 and 1999

       The shares used in the calculation of basic and diluted earnings per share are shown below:

                                                                        For the years ended
                                                                           September 30,
                                                          -----------------------------------------------
                                                               2000            1999             1998
                                                          -------------    -------------    -------------
            Average basic common shares outstanding           1,870,881        2,032,793        2,370,540
            Common stock equivalents - stock options              1,424               --           45,021
                                                          -------------    -------------    -------------

            Average diluted common shares outstanding         1,872,305        2,032,793        2,415,561
                                                          =============    =============    =============


  (k)  Use of Estimates

       Management of the Association has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

  (l)  New Accounting Pronouncements

       The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

       The Company adopted these accounting standards on October 1, 2000. The adoption of the standards did not have a material impact on the Company's consolidated financial statements.

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999



(3)  Investment Securities

     A summary, by maturity dates, of investment securities held-to-maturity at September 30, 2000 follows:


                                                                   Gross          Gross       Estimated
                                                    Amortized   unrealized     unrealized        fair
                                                      cost         gains         losses         value
                                                  ------------  -----------   ------------   ------------
       United States government and
        agency obligations maturing
        after one year but within five
        years                                     $22,959,000         6,000      (396,000)    22,569,000
       Privately issued bonds due serially
        with final maturity in 2002                   342,000            --            --        342,000
                                                  -----------   -----------   -----------    -----------
                         Total                    $23,301,000         6,000      (396,000)    22,911,000
                                                  ===========   ===========   ===========    ===========


     A summary, by maturity dates, of investment securities held-to-maturity at September 30, 1999 follows:


                                                                   Gross        Gross          Estimated
                                                   Amortized    unrealized    unrealized         fair
                                                      cost          gains       losses           value
                                                  -----------   -----------   -----------     -----------
       United States government and
        agency obligations maturing
        in less than one year                     $   998,000         5,000            --      1,003,000
       United States government and
        agency obligations maturing
        after one year but within five
        years                                      15,500,000         2,000      (349,000)    15,153,000
       United States government and
        agency obligations maturing
        after five years but within ten
        years                                       1,500,000            --       (10,000)     1,490,000
       Privately issued bonds due serially
        with final maturity in 2002                   540,000            --            --        540,000
                                                  -----------   -----------   -----------    -----------

                         Total                    $18,538,000         7,000      (359,000)    18,186,000
                                                  ===========   ===========   ===========    ===========

                                      71                             (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999


(4) Loans Receivable

    Loans receivable at September 30 are summarized as follows:

                                                                                       2000             1999
                                                                                  --------------   --------------
            Residential real estate loans:
               One-to-four family                                                 $  173,799,000      160,642,000
               Multifamily                                                            11,562,000        7,360,000
               Held for sale                                                             384,000          146,000
            Construction loans, primarily single family                               43,607,000       40,302,000
            Land                                                                      13,553,000       14,660,000
            Commercial real estate                                                    11,120,000        6,398,000
            Consumer loans                                                            28,633,000       16,459,000
                                                                                  --------------   --------------

                      Total loans receivable                                         282,658,000      245,967,000

            Less:
               Loans in process                                                       18,429,000       21,926,000
               Deferred loans fees, net                                                  243,000          530,000
               Allowance for loan losses                                               2,119,000        1,602,000
                                                                                  --------------   --------------
                                                                                  $  261,867,000      221,909,000
                                                                                  ==============   ==============

    The Association grants residential and commercial real estate and other consumer and commercial loans primarily in its lending territory which includes Clay, Platte, and Clinton counties in Missouri and contiguous counties. Although the Association has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay their loans is dependent upon economic conditions in the Association's lending territory.

    The Association makes contractual commitments to extend credit which are subject to the Association's credit monitoring procedures. At September 30, 2000, the Association was committed to originate loans receivable aggregating approximately $2,562,000, including fixed-rate loan commitments of approximately $1,110,000, with interest rates ranging from 8.25% to 10.25%. At September 30, 2000, commitments to sell loans were $384,000. There were no commitments to buy loans at September 30, 2000.

    At September 30, 2000 and 1999, the Association had loans of $592,000 and $714,000, respectively, to various directors, officers, and their families. During 2000, $261,000 of new loans were made and repayments totaled $383,000. These loans are made subject to the same interest rates and underwriting standards used to originate loans to other borrowers of the Association.

                                      72                             (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

    The following is a summary of activity in the allowance for loan losses for the years ended September 30:

                                                 2000              1999              1998
                                             -------------     -------------     -------------
          Balance at beginning of year       $   1,602,000         1,521,000         1,624,000
          Provision for loan losses                523,000            86,000           (76,000)
          Charge-offs, net of recoveries            (6,000)           (5,000)          (27,000)
                                             -------------     -------------     -------------

          Balance at end of year             $   2,119,000         1,602,000         1,521,000
                                             =============     =============     =============


    Loans delinquent ninety days or more at September 30, 2000 and 1999 were approximately $2,063,000 and $247,000, respectively, all of which were reflected as nonaccrual loans. Interest that would have been recognized on nonaccrual loans under their original terms but for which an allowance has been established amounted to $99,000 and $31,000 at September 30, 2000 and 1999, respectively. The amount that was included in income on such loans was $47,000 and $7,000 for the years ended September 30, 2000 and 1999, respectively. Impaired loans, exclusive of nonaccrual loans, were insignificant in amount, and, accordingly, the disclosures required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended, are not presented herein.

(5) Office Properties and Equipment

    At September 30, 2000 and 1999, office properties and equipment consisted of the following:

                                                     2000             1999
                                                 -------------    -------------
          Land                                   $   1,270,000        1,270,000
          Buildings and improvements                 5,665,000        5,677,000
          Furniture, fixtures, and equipment         1,817,000        1,734,000
                                                 -------------    -------------

                                                     8,752,000        8,681,000

          Less accumulated depreciation              1,353,000          933,000
                                                 -------------    -------------

                                                 $   7,399,000        7,748,000
                                                 =============    =============

                                      73                             (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999


(6) Savings Deposits

    Savings deposits at September 30, 2000 and 1999 are summarized as follows:

                                                                           2000                                   1999
                                                               -----------------------------         ------------------------------
                                                  Rate              Amount        Percent                 Amount         Percent
                                             --------------    ---------------  -----------          ---------------    -----------
      Balance by interest rate:
         NOW and super NOW accounts                0-2.75%    $    9,518,000           6.4%          $    9,410,000           8.0%
         Passbook accounts                           3.25%        11,312,000           7.6               11,525,000           6.5
         Money market demand accounts           3.00-4.89%        10,683,000           7.1               12,637,000           8.8
                                                               ---------------  ------------          --------------    -----------

                                                                  31,513,000          21.1               33,572,000          23.3
                                                               ---------------  ------------          --------------    -----------

         Certificate accounts                      0-3.99%                --            --                    5,000            --
                                                4.00-4.99%         2,716,000           1.8               33,915,000          23.6
                                                5.00-5.99%        44,830,000          30.1               39,938,000          27.8
                                                6.00-6.99%        62,840,000          42.1               29,538,000          20.6
                                                7.00-7.99%         6,706,000           4.5                5,067,000           3.5
                                                8.00-8.99%           580,000           0.4                1,602,000           1.1
                                                     9.00%                --            --                  100,000           0.1
                                                               ---------------  ------------          --------------    -----------

                                                                 117,672,000          78.9              110,165,000          76.7
                                                               ---------------  ------------          --------------    -----------

                                                              $  149,185,000         100.0%          $  143,737,000         100.0%
                                                               ---------------  ------------          --------------    -----------

      Weighted average interest rate on
         savings deposits at September 30                                             5.55%                                  5.03%
                                                                                ============                          =============

                                                                           2000                                   1999
                                                               -----------------------------          -----------------------------
                                                                   Amount         Percent                 Amount         Percent
                                                               ---------------  ------------          --------------    -----------

      Contractual maturity of certificate
         accounts:
            Under 12 months                                   $       57,319          48.7           $   57,422,000          52.1%
            12 to 24 months                                           25,197          21.4               13,564,000          12.3
            24 to 36 months                                            7,664           6.5                6,375,000           5.8
            36 to 48 months                                            7,912           6.7                6,583,000           6.0
            48 to 60 months                                            7,295           6.2                6,387,000           5.8
            Over 60 months                                            12,285          10.5               19,834,000          18.0
                                                               ---------------  ------------          --------------    -----------

                                                              $  117,672,000         100.0%          $  110,165,000         100.0%
                                                               ===============  ============          ==============    ===========

                                      74                             (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

The components of interest expense on savings deposits are as follows for the years ended September 30:

                                                                2000             1999             1998
                                                            -------------    -------------    -------------
     NOW, super NOW, passbook, and money market             $   1,107,000        1,074,000          810,000
     Certificate accounts                                       6,475,000        6,189,000        6,344,000
                                                            -------------    -------------    -------------
                                                            $   7,582,000        7,263,000        7,154,000
                                                            =============    =============    =============

The aggregate amount of certificate accounts with a minimum denomination of $100,000 was approximately $19,395,000 and $16,811,000 at September 30, 2000 and
1999, respectively. The amount by which individual certificates of deposit exceed $100,000 are not insured by the Federal Deposit Insurance Corporation
(FDIC). The Association has pledged investment securities with an amortized cost of approximately $8,490,000 and $7,740,000 at September 30, 2000 and 1999, respectively, as additional security on certain certificate accounts.

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999


(7) FHLB Advances

    The Association had the following debt outstanding from the FHLB of Des Moines at September 30, 2000:

        $5,000,000 advance, interest at 6.68%, due October 2000                                      $   5,000,000
        $1,000,000 advance, interest at 6.69%, due October 2000                                          1,000,000
        $2,000,000 advance, interest at 6.69%, due October 2000                                          2,000,000
        $1,000,000 advance, interest at 6.46%, due October 2000                                          1,000,000
        $1,000,000 advance, interest at 6.68%, due November 2000                                         1,000,000
        $5,000,000 advance, interest at 6.67%, due November 2000                                         5,000,000
        $10,000,000 advance, interest at 6.68%, due November 2000                                       10,000,000
        $1,000,000 advance, interest at 6.68%, due November 2000                                         1,000,000
        $1,250,000 advance, interest at 5.79%, due December 2000                                         1,250,000
        $1,000,000 advance, interest at 6.36%, due January 2001                                          1,000,000
        $5,000,000 advance, interest at 6.653%, due January 2001, callable October 2000                  5,000,000
        $2,000,000 advance, interest at 6.62%, due April 2001, callable October 2000                     2,000,000
        $6,000,000 advance, interest at 6.66%, due July 2001, callable July 2001                         6,000,000
        $5,000,000 advance, interest at 6.66%, due July 2001, callable October 2000                      5,000,000
        $1,000,000 advance, interest at 7.01%, due July 2001                                             1,000,000
        $2,000,000 advance, interest at 6.49%, due December 2001                                         2,000,000
        $1,000,000 advance, interest at 6.43%, due January 2002                                          1,000,000
        $1,000,000 advance, interest at 6.61%, due October 2002                                          1,000,000
        $1,000,000 advance, interest at 6.57%, due December 2002                                         1,000,000
        $8,000,000 advance, interest at 5.76%, due December 2009, callable December 2002                 8,000,000
        $8,000,000 advance, interest at 5.42%, due January 2008, callable January 2003                   8,000,000
        $2,000,000 advance, interest at 5.40%, due April 2008, callable April 2001                       2,000,000
        $3,000,000 advance, interest at 5.63%, due April 2008, callable April 2003                       3,000,000
        $3,000,000 advance, interest at 4.83%, due January 2009, callable January 2004                   3,000,000
        $3,000,000 advance, interest at 5.29%, due March 2009, callable March 2004                       3,000,000
        $4,000,000 advance, interest at 5.71%, due June 2009, callable June 2002                         4,000,000
        $3,000,000 advance, interest at 5.99%, due July 2009, callable July 2004                         3,000,000
        $3,000,000 advance, interest at 5.60%, due July 2009, callable July 2002                         3,000,000
        $5,000,000 advance, interest at 5.03%, due July 2009, callable October 2000                      5,000,000
        $5,000,000 advance, interest at 5.88%, due January 2010, callable January 2001                   5,000,000
        $8,000,000 advance, interest at 6.06%, due March 2010, callable March 2001                       8,000,000
        $3,000,000 advance, interest at 5.66%, due serially through January 2014                         2,778,000
        $3,000,000 advance, interest at 6.10%, due serially through March 2014                           2,808,000
                                                                                                     -------------
                                                                                                     $ 112,836,000
                                                                                                     =============

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

    Scheduled maturities of FHLB advances based on original maturity date are as follows:


                             Year ending
                            September 30,
                           ----------------
                                2001         $    47,250,000
                                2002               3,000,000
                                2003               2,000,000
                                2004                      --
                                2005                      --
                             Thereafter           60,586,000
                                             ---------------

                                             $   112,836,000
                                             ===============
(8)  Income Taxes

     The components of income tax expense are as follows:

                                                 Federal         State           Total
                                               ------------    -----------    ------------
          Year ended September 30, 2000:
             Current                           $  1,208,000         43,000       1,251,000
             Deferred                              (198,000)       (19,000)       (217,000)
                                               ------------    -----------    ------------

                                               $  1,010,000         24,000       1,034,000
                                               ============    ===========    ============

          Year ended September 30, 1999:
             Current                           $  1,000,000        124,000       1,124,000
             Deferred                                67,000         14,000          81,000
                                               ------------    -----------    ------------

                                               $  1,067,000        138,000       1,205,000
                                               ============    ===========    ============

          Year ended September 30, 1998:
             Current                           $    890,000        113,000       1,003,000
             Deferred                               338,000         43,000         381,000
                                               ------------    -----------    ------------

                                               $  1,228,000        156,000       1,384,000
                                               ============    ===========    ============

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

    The reasons for the differences between the effective tax rates and the expected federal income tax rate of 34% are as follows:

                                                                        Percentage of
                                                                       earnings before
                                                                         income taxes
                                                            --------------------------------------
                                                                2000           1999        1998
                                                            -----------     ----------   ---------
          Expected federal income tax rate                         34.0 %         34.0        34.0
          State taxes, net of federal tax benefit                   2.7            2.9         2.7
          Other, net                                               (3.7)           1.5         0.9
                                                            ------------    ----------   ---------

                      Effective income tax rate                    33.0 %         38.4        37.6
                                                            ============    ==========   =========

    Temporary differences which give rise to a significant portion of deferred tax assets and liabilities at September 30, 2000 and 1999 are as follows:

                                                                     2000           1999
                                                                 -----------    -----------
          Accrued compensation                                   $   290,000        337,000
          Allowance for loan losses                                  655,000        559,000
          Other                                                       24,000         15,000
                                                                 -----------    -----------

                      Deferred income tax asset                      969,000        911,000
                                                                 -----------    -----------

          Loan origination fees, net of deferred costs              (143,000)      (209,000)
          FHLB dividends                                            (154,000)      (186,000)
          Accrued and prepaid expenses                                (4,000)        (6,000)
          Federal and state taxes related to reversing
             temporary differences                                        --         (8,000)
          Accrued interest on loans originated prior
             to September 25, 1985                                    (4,000)        (9,000)
          Depreciation of fixed assets                              (373,000)      (419,000)
                                                                 -----------    -----------

                      Deferred income tax liability                 (678,000)      (837,000)
                                                                 -----------    -----------

                      Net deferred income tax asset              $   291,000         74,000
                                                                 ===========    ===========

    There was no valuation allowance for deferred tax assets at September 30, 2000 or 1999. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

                                      78                             (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

    Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction under either of two alternative methods: (i) a deduction based on a percentage of taxable income (most recently 8%), or (ii) a deduction based upon actual loan loss experience (the Experience Method). On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The Act repealed the bad debt deduction based on a percentage of taxable income effective for taxable years beginning after December 31, 1995. The Association, therefore, will be limited to the use of the bad debt deduction computed under the Experience Method for its year ended September 30, 1998, the first period affected by the Act. The Association's base year tax bad debt reserve balance of approximately $4.6 million as of September 30, 1998 will, in future years, be subject to recapture, in whole or in part, upon the occurrence of certain events, such as a distribution to stockholders in excess of the Association's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Association. The Association does not intend to make distributions to stockholders that would result in recapture of any portion of its base year bad debt reserve. Since management intends to use the reserve only for the purpose for which it was intended, a deferred tax liability of approximately $1.6 million has not been recorded.

(9) Benefit Plans

    Pension and Retirement Plans

    The Association has a supplemental retirement plan to provide members of the Board of Directors with supplemental retirement, disability, and death benefits. The Plan provides benefits for directors or their beneficiaries after they have completed service to the Association. The annual benefits are equal to the number of years of service on the board times $500, paid monthly for ten years following retirement. Expense under the plan for the years ended September 30, 2000, 1999, and 1998 amounted to $36,000, $39,000, and $40,000, respectively. The Association purchased life insurance policies to fund its obligations under the plan in October 1994, which are included in other assets. The cash surrender value of such policies at September 30, 2000 and 1999 was $1,232,000 and $1,186,000, respectively.

    Employee Stock Ownership Plan (ESOP)

    All employees meeting age and service requirements are eligible to participate in the ESOP. Under the terms of the ESOP, contributions are allocated to participants using a formula based upon compensation. Participants vest over five years.

    In connection with the conversion described in note 1, the ESOP purchased 242,154 shares of Company common stock. The remaining unamortized cost of such shares purchased is reflected as unearned employee benefits in the accompanying consolidated balance sheets. For the years ended September 30, 2000, 1999, and 1998, 41,215, 25,504, and 27,226 shares were allocated to participants, respectively. The fair value of such shares, $603,000, $369,000, and $527,000, respectively, were charged to expense. The fair value of the remaining 65,023 unallocated shares at September 30, 2000 aggregated $1,154,000.


                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

    Recognition and Retention Plan (RRP) and Stock Option Plan

    Under the RRP, common stock aggregating 121,077 shares may be awarded to certain officers and directors of the Company or the Association. In January 1996, January 1999, and January 2000, the Company awarded 95,675, 6,053, and 7,534 shares with a market value of $1,399,000, $88,000, and $89,000, respectively. These shares have been reflected as unearned employee benefits in the accompanying consolidated balance sheets. Participants vest over five years. As the awards vest, the cost of such shares are included in compensation expense. The amortization of the RRP awards, net of forfeitures, during 2000, 1999, and 1998 was $262,000, $262,000, and
    $220,000, respectively. The unamortized cost of the RRP awards at September 30, 2000 and 1999 was $213,000 and $411,000, respectively.

    Under the stock option plan, options to acquire 302,692 shares of the Company's common stock may be granted to certain officers and directors of the Company or the Association. The options enable the recipients to purchase stock at an exercise price equal to the fair market value of the stock at the date of the grant. The options vest over a period of five to nine years following the date of grant.

    The Company applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements. SFAS No. 123 requires pro forma disclosures for companies that do not adopt the fair value method of accounting for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share as if the fair value method required by SFAS No. 123 had been used to measure compensation cost for stock options granted:


                                                          2000             1999            1998
                                                      -------------    -------------   -------------
          Net income - as reported                    $   2,101,000        1,937,000       2,297,000
                                                      =============    =============   =============

          Net income - pro forma                      $   2,045,000        1,887,000       2,247,000
                                                      =============    =============   =============

          Basic earnings per share - as reported      $        1.12             0.95            0.97
                                                      =============    =============   =============

          Basic earnings per share - pro forma        $        1.09             0.93            0.95
                                                      =============    =============   =============


    The per share fair value of options granted in 2000 was $1.12. The fair value was calculated using the following weighted average information: risk-free interest rate of 5.0%, expected life of nine years, expected volatility of stock price of 6.15%, and expected dividends of 3.94% per year.

    The per share fair value of options granted in 1999 was $2.20. The fair value was calculated using the following weighted average information: risk-free interest rate of 5.5%, expected life of four years, expected volatility of stock price of 6.00%, and expected dividends of 1.5% per year.

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

    Stock option activity during the periods indicated is as follows:


                                                     Number               Weighted average
                                                    of shares              exercise price
                                                 --------------        -----------------------
          Balance at September 30, 1997                 185,823        $                 14.56
             Granted                                         --                             --
             Exercised                                   (5,027)                         14.56
             Forfeited                                   (3,400)                         14.56
                                                 --------------        -----------------------

          Balance at September 30, 1998                 177,396                          14.56
             Granted                                     15,134                          14.54
             Exercised                                       --                             --
             Forfeited                                   (8,400)                         14.56
                                                 --------------        -----------------------

          Balance at September 30, 1999                 184,130                          14.56
             Granted                                     17,634                          12.09
             Exercised                                     (400)                         14.56
             Forfeited                                  (16,234)                         14.56
                                                 --------------        -----------------------

          Balance at September 30, 2000                 185,130        $                 14.32
                                                 ==============        =======================

     All options issued during the years ended September 30, 2000 and 1999 have exercise prices equal to the market value of the stock on the grant date.

     At September 30, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $11.93 to $14.56 and
     5.63 years, respectively.

     At September 30, 2000, 1999, and 1998, the number of options exercisable was 124,256, 100,184, and 94,624, respectively, and the weighted average exercise price of those options was $14.56, $14.56, and $14.56, respectively.

(10) Regulatory Capital Requirements

     The Financial Institution Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the capital regulations of the OTS promulgated thereunder require institutions to have a minimum regulatory tangible capital equal to 1.5% of total assets, a minimum 4% leverage capital ratio, and a minimum 8% risk-based capital ratio. These capital standards set forth in the capital regulations must generally be no less stringent than the capital standards applicable to national banks. FIRREA also specifies the required ratio of housing-related assets in order to qualify as a savings institution.

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established additional capital requirements which require regulatory action against depository institutions in one of the undercapitalized categories defined in implementing regulations. Institutions such as the Association, which are defined as well-capitalized, must generally have a leverage (core) capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. FDICIA also provides for increased supervision by federal regulatory agencies, increased reporting requirements for insured depository institutions, and other changes in the legal and regulatory environment for such institutions.

    The Association met all regulatory capital requirements at September 30, 2000 and 1999. The Association's actual and required capital amounts and ratios as of September 30, 2000 and 1999 were as follows:


                                                                                                         To be well-
                                                                          For capital                 capitalized under
                                                                            adequacy                  prompt corrective
                                            Actual                          purposes                  action provisions
                                    -----------------------          ----------------------        ------------------------
              2000                     Amount       Ratio               Amount       Ratio             Amount        Ratio
--------------------------------    ------------   --------          -----------   --------        -------------   --------
                                                                     (Dollars in thousands)
Tangible capital
   (to tangible assets)             $     36,313      11.88 %        $     4,585       1.50 %      $          --         -- %
Tier 1 leverage (core) capital
   (to adjusted tangible assets)          36,313      11.88               12,226       4.00               15,283       5.00
Risk-based capital
   (to risk-weighted assets)              38,416      18.71               16,423       8.00               20,528      10.00
Tier 1 leverage risk-based capital
   (to risk-weighted assets)              36,313      17.69                   --         --               12,317       6.00
                                    ============   ========          ===========   ========        =============   ========

              1999
--------------------------------

Tangible capital
   (to tangible assets)             $     35,411      13.76 %        $     3,861       1.50 %      $          --         -- %
Tier 1 leverage (core) capital
   (to adjusted tangible assets)          35,411      13.76               10,296       4.00               12,869       5.00
Risk-based capital
   (to risk-weighted assets)              37,005      21.70               13,641       8.00               17,051      10.00
Tier 1 leverage risk-based capital
   (to risk-weighted assets)              35,411      20.77                   --         --               10,230       6.00
                                    ============   ========          ===========   ========        =============   ========


(11) Fair Value of Financial Instruments

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments, require disclosure of estimated fair values of financial instruments, both assets and liabilities recognized and not recognized in the consolidated financial statements. Fair value estimates have been made as of September 30, 2000 based on then current economic conditions, risk characteristics of the various financial instruments, and other subjective factors.

                                      82                             (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

     . Cash and cash equivalents and certificates of deposit - The carrying amounts approximate fair value because of the short maturity of these instruments.

     . Certificates of deposit in other financial institutions - The fair values of certificates of deposit are estimated based on the static discounted cash flow approach using rates currently offered for deposits of similar remaining maturities.

     . Investment securities and mortgage-backed securities - The fair values of investment securities and mortgage-backed securities are estimated based on published bid prices or bid quotations received from securities dealers.

     . Loans receivable - The fair values of loans receivable are estimated using the option-based approach. Cash flows consist of scheduled principal, interest, and prepaid principal. Loans with similar characteristics were aggregated for purposes of these calculations.

     . Accrued interest - The carrying amount of accrued interest is assumed to be its carrying value because of the short-term nature of these items.

     . Stock in the FHLB - The carrying amount of such stock is estimated to approximate fair value.

     . Deposits - The fair values of deposits with no stated maturity are deemed to be equivalent to amounts payable on demand. The fair values of certificate accounts are estimated based on the static discounted cash flow approach using rates currently offered for deposits of similar remaining maturities.

     . FHLB advances - The fair values of FHLB advances are estimated based on discounted values of contractual cash flows using the rates currently available to the Association for advances of similar remaining maturities.

                                      83                             (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999

    Fair value estimates of the Association's financial instruments as of September 30, 2000 and 1999 are set forth below:

                                                                   2000                                 1999
                                                   ----------------------------------    ----------------------------------
                                                       Carrying           Estimated          Carrying           Estimated
                                                        amount           fair value           amount           fair value
                                                   ---------------    ---------------    ---------------    ---------------
Cash and cash equivalents and
   certificates of deposit                         $     6,304,000          6,304,000          6,100,000          6,100,000
                                                   ===============    ===============    ===============    ===============

Investment securities                              $    23,301,000         22,911,000         18,538,000         18,186,000
                                                   ===============    ===============    ===============    ===============

Mortgage-backed securities                         $         3,000              3,000              5,000              5,000
                                                   ===============    ===============    ===============    ===============

Loans receivable, net of loans in process          $   261,867,000        259,488,000        221,909,000        220,490,000
                                                   ===============    ===============    ===============    ===============

Accrued interest receivable                        $     2,219,000          2,219,000          1,791,000          1,791,000
                                                   ===============    ===============    ===============    ===============

Stock in the FHLB                                  $     5,643,000          5,643,000          3,556,000          3,556,000
                                                   ===============    ===============    ===============    ===============

Deposits:
   Money market and NOW deposits                   $    20,201,000         20,201,000         24,162,000         24,162,000
   Passbook accounts                                    11,312,000         11,312,000          9,410,000          9,410,000
   Certificate accounts                                117,672,000        117,672,000        110,165,000        110,165,000
                                                   ---------------    ---------------    ---------------    ---------------
          Total deposits                           $   149,185,000        149,185,000        143,737,000        143,737,000
                                                   ===============    ===============    ===============    ===============
FHLB advances                                      $   112,836,000        111,678,000         71,101,000         71,034,000
                                                   ===============    ===============    ===============    ===============
Accrued interest payable                           $       176,000            176,000            158,000            158,000
                                                   ===============    ===============    ===============    ===============


Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Association's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Association's financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

                                                                     (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          September 30, 2000 and 1999


(12) Parent Company Condensed Financial Statements

                            Condensed Balance Sheets
                           September 30, 2000 and 1999

                                                                                    2000             1999
                                                                               -------------     ------------
      Cash and cash equivalents                                                $   1,061,000        1,325,000
      Investment securities held-to-maturity                                              --          998,000
      Investment in Association                                                   36,313,000       35,411,000
      ESOP loan receivable                                                         1,211,000        1,211,000
      Office properties and equipment, net                                         1,941,000        1,970,000
      Accrued interest receivable                                                    102,000           17,000
      Other                                                                           17,000          (37,000)
                                                                               -------------     ------------
                     Total assets                                              $  40,645,000       40,895,000
                                                                               =============     ============

      Dividends payable                                                        $     285,000          260,000
      Other liabilities                                                              (26,000)          11,000
                                                                               -------------     ------------

                     Total liabilities                                               259,000          271,000

      Stockholders' equity                                                        40,386,000       40,624,000
                                                                               -------------     ------------

                     Total liabilities and stockholders' equity                $  40,645,000       40,895,000
                                                                               =============     ============

                          Condensed Income Statements
                 Years ended September 30, 2000, 1999, and 1998

                                                                                   2000             1999             1998
                                                                               -------------    -------------    -------------
      Dividend income                                                          $   2,066,000        1,837,000        2,128,000
      Interest income                                                                163,000          286,000          565,000
      Other income                                                                   133,000          139,000           55,000
      Expense                                                                       (298,000)        (279,000)        (293,000)
                                                                               -------------    -------------    -------------
                     Income before equity in undistributed
                       earnings of the Association                                 2,064,000        1,983,000        2,455,000

      Equity in undistributed earnings (loss) of the Association                      37,000          (46,000)        (158,000)
                                                                               -------------    -------------    -------------

                     Net income                                                $   2,101,000        1,937,000        2,297,000
                                                                               =============    =============    =============

                                      85                             (Continued)

                 CAMERON FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                      September 30, 2000, 1999, and 1998


                      Condensed Statements of Cash Flows
                Years ended September 30, 2000, 1999, and 1998


                                                                                         2000           1999           1998
                                                                                  ---------------  -------------  --------------
        Cash provided by operations:
           Net earnings                                                             $ 2,101,000      1,937,000      2,297,000
           Depreciation and amortization                                                 29,000         18,000        (25,000)
           Change in accrued interest receivable                                        (85,000)        10,000         22,000
           Change in other assets                                                       (54,000)        (5,000)        57,000
           Change in other  liabilities                                                 (37,000)      (529,000)       410,000
           Equity in undistributed (earnings) loss of the Association, net              (37,000)        46,000        158,000
                                                                                  ---------------  -------------  --------------

                  Cash provided by operations                                         1,917,000      1,477,000      2,919,000
                                                                                  ---------------  -------------  --------------

        Cash used by investing activities:
           Proceeds from ESOP note receivable                                              --          242,000        242,000
           Purchase of office properties and equipment                                     --             --       (1,121,000)
           Maturities of investment securities held-to-maturity                         998,000      1,997,000      3,000,000
                                                                                  ---------------  -------------  --------------

                  Cash provided by investing activities                                 998,000      2,239,000      2,121,000
                                                                                  ---------------  -------------  --------------

        Cash used in financing activities:
           Purchase of treasury stock                                                (2,147,000)    (4,645,000)    (3,667,000)
           Dividends paid                                                            (1,037,000)      (670,000)      (665,000)
           Issuance of common stock under stock option plan                               5,000           --           73,000
                                                                                  ---------------  -------------  --------------

                  Cash used in financing activities                                  (3,179,000)    (5,315,000)    (4,259,000)
                                                                                  ---------------  -------------  --------------

                  Net increase (decrease) in cash and cash equivalents                 (264,000)    (1,599,000)       781,000

        Cash and cash equivalents at beginning of year                                1,325,000      2,924,000      2,143,000
                                                                                  ---------------  -------------  --------------

        Cash and cash equivalents at end of year                                    $ 1,061,000      1,325,000      2,924,000
                                                                                  ===============  =============  ==============


     Dividends paid by the Company are primarily provided through Association dividends paid to the Company. At September 30, 2000, the Company had declared dividends of $277,000 which had not been paid as of year-end. During 2000, the Association paid dividends of $2,066,000 to the Company.

(13) Subsequent Event

     Effective October 6, 2000, the Company entered into an Agreement and Plan of Merger with Dickinson Financial Corporation. The closing of the transaction is expected to occur in the first quarter of 2001, subject to approval of the Company's stockholders, regulator approval, and satisfaction of other conditions of the agreement.

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

                                   PART III
                                   --------

Item 10.      Directors and Executive Officers of the Registrant
              --------------------------------------------------

         The Company's Board of Directors is presently composed of six members, each of whom is also a director of the Association. The Directors are divided into three classes. Directors of the Company are generally elected to serve for a three-year term which is staggered to provide for the election of approximately one-third of the directors each year. The following table sets forth certain information regarding the Company's Board of Directors, including their terms of office.

                                                                                         Shares of Common
                          Age at                                             Term       Stock Beneficially     Percent
                       September 30,                           Director       to             Owned at            of
        Name               2000           Position(s) Held    Since/1)/     Expire      November 1, 2000/2)/    Class
-------------------- ----------------- ---------------------- ----------- ---------- ----------------------   -------
David G. Just               56         Director and Former       1981        2003            74,932/(3)/          3.78%
                                       President and Chief
                                        Executive Officer

William J. Heavner          60         Director                  1997        2003             1,311                *

Harold D. Lee               57         Director                  1981        2001            20,350/(4)/          1.03

Dennis E. Marshall          50         Director                  1998        2001             1,300                *

Jon N. Crouch               60         Chairman of the           1992        2002            32,589/(5)/          1.64
                                       Board

William F. Barker           52         Director                  1996        2002            13,30/(6)/            *

-------------------------------
*Less than 1.0%.

/(1)/  Includes service as a director of the Association.
/(2)/ Unless otherwise indicated, the persons identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage ownership calculations are based on 1,914,049 shares of common stock outstanding and the number of shares issuable to such persons upon the exercise of outstanding stock options.
/(3)/ Mr. Just served as the Company's Chief Executive Officer until March 1, 2000 and as the Company's President until the October 13, 2000 date of his retirement. The amount includes 200 shares held as custodian for family members. Also includes 24,216 shares issuable upon the exercise of options granted under the Company's Stock Option Plan and 9,686 awards of shares of restricted stock under the Company's Recognition and Retention Plan.
/(4)/ The amount includes 12,108 shares issuable upon the exercise of options granted under the Company's Stock Option Plan and 4,842 awards of shares of restricted stock under the Company's Recognition and Retention Plan.
/(5)/ The amount includes 12,108 shares issuable upon the exercise of options granted under the Company's Stock Option Plan and 3,631 awards of shares of restricted stock under the Company's Recognition and Retention Plan.
/(6)/ The amount includes 3,027 shares issuable upon the exercise of options granted under the Company's Stock Option Plan and 1,211 awards of shares of restricted stock under the Company's Recognition and Retention Plan.


         The Company's directors and executive officers are required to report their ownership and changes in ownership of the common stock with the Company. Based solely on the Company's review of ownership reports received prior to December 1, 2000, or written representations from reporting persons that no annual report of change in beneficial ownership is required, the Company believes that all directors and executive officers have complied with the reporting requirements for the 2000 fiscal year.

         The business experience of each director is set forth below. All directors have held their present positions for at least the past five years, except as otherwise indicated.

         David G. Just. Mr. Just served as the Association's Chief Executive Officer until March 1, 2000, and as the Association's President until his retirement on October 13, 2000. As Chief Executive Officer, he was responsible for overseeing the day to day operations of the Association.

He has been a member of the Board of Directors since 1981.

         William J. Heavner. Mr. Heavner has been a member of the Board of Directors since 1997. Since 1984, he has owned and operated Red-X Motors, a full line GM dealership in Cameron.

         Harold D. Lee. Mr. Lee was elected to the Board of Directors in 1981. Mr. Lee is currently Chairman of the Board. He owned and operated a local NAPA Auto Parts store for over 20 years until its sale in 1997.

         Dennis E. Marshall. Mr. Marshall has been a member of the Board of Directors since 1998. Mr. Marshall is a 1972 graduate of Central Missouri State University with a B.S. in Mathematics. He was a high school mathematics teacher from 1972 until 1992 while building a farming operation. Presently, Mr. Marshall operates a livestock and grain farming operation involving approximately 2,000 acres of land.

         Jon N. Crouch. Mr. Crouch has been a member of the Board of Directors since 1992. Mr. Crouch is a retired Frontier and Continental pilot and manages the Cameron Municipal Airport. He also owns and operates Crouch Aviation located in Cameron, Missouri.

         Dr. William F. Barker, DDS. Dr. Barker was elected to the Board of Directors in 1996. Dr. Barker owns and operates a dental clinic in Cameron.

Item 11.          Executive Compensation
                  ----------------------

Director Compensation

         During fiscal 2000, directors of the Company were paid a fee of $500 per regular meeting attended and $100 to $200 for each special and committee meeting attended. Directors of the Association were paid fees of $700 per month for attendance at regular meetings of the Association's Board of Directors and $50 per meeting attended of the Association's service corporation. Directors of the Association are also paid from $100 to $250 per special meeting attended and for committee meetings attended.

         Stock Benefit Plans. Following approval by the Company's stockholders at the Annual Meeting of Stockholders held on January 29, 1996, each director and advisory director of the Company who was not a full-time employee and who served as a director for at least three years (Directors Baker, Lee and Crouch, as well as three former directors) received an option to purchase 15,134 shares of Common Stock at an exercise price of $14.56 per share under the Company's Stock Option Plan and an award of 6,053 shares of restricted stock under the Company's Recognition and Retention Plan, with vesting to occur over a five year period. During fiscal 1999, Director Barker received an option to purchase 15,134 shares of common stock at an exercise price of $14.54 per share and an award of 6,053 shares of restricted stock, with vesting to occur over a five year period. During fiscal 2000, Director Heavner received an option to purchase 15,134 shares of common stock at an exercise price of $11.94 per share and an award of 7,534 shares of restricted stock with vesting to occur over a five year period.

         Director Deferred Fee Agreement. In order to encourage directors to remain members of the Association's Board, the Association has adopted, effective October 12, 1994, a director deferred fee program whereby directors may defer all or a portion of their regular monthly directors' fees. Each individual director elects whether to participate in this program. As of the date of this Proxy Statement, Directors Lee, Crouch, Just, Barker and Heavner have elected to participate. Each participating director enters into a Deferred Fee Agreement (the "Agreement"), which provides for a cash-out and disability benefit equal to the amount of fees deferred.

         Director Emeritus Agreement. In order to encourage directors to remain members of the Board, the Association has also established a Director Emeritus Agreement (the "Emeritus Agreement"). Pursuant to the Emeritus Agreement, the Association's Directors Emeritus receive an annual benefit equal to $500 multiplied by the director's years of service on the board paid monthly or annually for ten years following retirement. The agreement provides for a death benefit equal to the amount that would be paid to the director upon serving until age 72. The Association has purchased life insurance to finance these benefits. Upon termination following a change in control of the Association, each participant would be entitled to a lump sum payment equal to the amount payable to such director over a ten-year period. Assuming a change in control were to take place as of September 30, 2000, the aggregate amount payable to all active and emeritus directors would be approximately $1.1 million.

Executive Compensation

         The Company has not paid any compensation to its executive officers since its formation. However, the Company does reimburse the Association for services performed on behalf of the Company by its officers. The Company does not presently anticipate paying any compensation to such persons until it becomes actively involved in the operation or acquisition of businesses other than the Association.

         The following table sets forth the compensation paid or accrued by Cameron Savings for services rendered by David G. Just and by Duane Kohlstaedt. Mr. Just served as Chief Executive Officer until March 1, 2000 and served as President until October 13, 2000. Mr. Kohlstaedt was appointed Chief Executive Officer and Executive Vice President on March 1, 2000. Mr Kohlstaedt was appointed President on October 13, 2000.

===========================================================================================================================
                                                SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                                               Long-Term Compensation
                                              Annual Compensation                      Awards
                                      -------------------------------------------------------------------
                                                                 Other
                                                                Annual      Restricted Stock  Options/       All Other
    Name and Principal      Fiscal     Salary      Bonus     Compensation      Awards/(2)/    SARs/(3)/   Compensation
          Position           Year       ($)         ($)         ($)/(1)/            ($)           (#)             ($)
===========================================================================================================================
David G.  Just,              2000     $107,000                                                              $55,505/(4)/
 Former President and Chief  1999     $107,000      --            --              --            --          $32,003/(4)/
  Executive Officer          1998     $102,375      --            --              --            --          $41,931/(4)/

Duane Kohlstaedt             2000       72,910      --            --              --            --           31,542/(5)/
 President and Chief         1999       29,615      --            --              --            --              --
  Executive Officer
===========================================================================================================================

--------------------
/(1)/ Mr. Just did not receive any additional benefits or perquisites which, in the aggregate, exceeded 10% of his salary and bonus or $50,000.

/(2)/ Awards of 12,107 shares of Common Stock were granted to Mr. Just pursuant to the Company's Recognition and Retention Plan in January, 1996. Such awards vest in five equal annual installments, and will be 100% vested upon termination of employment due to death or disability. When such shares become vested and are distributed, the recipient will also receive an amount equal to the accumulated dividends and earnings thereon. The aggregate value of the 12,107 shares of restricted stock awarded to Mr. Just including both vested and unvested shares, as of September 30, 2000, was $214,899 based upon a closing price of 17.75 per share on September 30, 2000.

/(3)/ In January 1996, 30,269 options were granted to Mr. Just pursuant to the Company's 1995 Stock Option and Incentive Plan, which vest and become exercisable in equal annual installments at a rate of 20% per year commencing one year from the date of grant. The market value per share of Common Stock was $14.5625 on the date of grant. The first installment of options became exercisable on January 29, 1997.

/(4)/ Includes $32,981 allocated under the ESOP and $8,950 of Board fees in fiscal 1998, $22,653 allocated under the ESOP and $9,350 of Board fees in fiscal 1999 and $46,705 allocated under the ESOP and 8,800 of Board fees in fiscal 2000. Mr. Just deferred $8,400 of Board fees in fiscal 1998, 1999 and 2000.

/(5)/  Includes $31,542 allocated under the ESOP in fiscal 2000.


         Stock Options. The Board of Directors of the Company has adopted the 1995 Stock Option and Incentive Plan (the "Stock Option Plan"), which has been approved by the stockholders. Certain directors, officers and employees of the Association and the Company are eligible to participate in the Stock Option Plan. The Stock Option Plan is administered by a committee of outside directors (the "Committee"). The Stock Option Plan authorizes the grant of stock options and limited rights equal to 302,692 shares of Common Stock. The Stock Option Plan provides for the grant of (i) options to purchase Common Stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue

Code, (ii) options that do not so qualify ("nonstatutory options") and (iii) limited rights that are exercisable only upon a change in control of the Company. Options granted to directors under the Stock Option Plan are awarded under a formula pursuant to which each non- employee director of both the Company and the Association receives an option to purchase 15,134 shares of Common Stock of the Company. Options must be exercised within 10 years from the date of grant. The exercise price of the options must be at least 100% of the fair market value of the underlying Common Stock at the time of the grant.

         No options were granted under the Stock Option Plan to the named executive officers during the year ended September 30, 2000.

         Set forth below is certain additional information concerning options outstanding to the named executive officers at September 30, 2000. No options were exercised by such persons during fiscal 2000.

=====================================================================================================================
                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                             FISCAL YEAR-END OPTION VALUES
=====================================================================================================================
                                                        Number of Unexercised          Value of Unexercised In-
                                                              Options at                  The-Money Options at
                                                            Fiscal Year-End                   Year-End (1)
                                                      ---------------------------------------------------------------
                       Shares Acquired      Value
      Name              Upon Exercise     Realized     Exercisable/Unexercisable (#)    Exercisable/Unexercisable ($)
---------------------------------------------------------------------------------------------------------------------
 David G. Just                --             $--             24,216/6,053                     77,188/19,294

 Duane Kohlstaedt             --              --                       --                                --
=====================================================================================================================

------------------------------------
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on September 30, 2000, at which date the closing sales price of the Common Stock as reported on the Nasdaq National Market was $17.75.

Employment and Change of Control Agreements

         On February 29, 2000, the Association entered into an employment agreement with Duane Kohlstaedt in anticipation of his becoming chief executive officer of the Association. This agreement provides that in the event of a change in control of the Association or the Company, Mr. Kohlstaedt would be entitled to receive a severance payment if he is terminated without cause or there is a material change in his duties, compensation or certain other aspects of his employment arrangement resulting in his resignation. The severance payment under this agreement would be equal to 299% of his average annual compensation during the three years (or shorter period if applicable) next prior to the change in control. To the extent that any such payment would result in a "parachute payment" for purposes of Section 280G of the Internal Revenue Code, the payment would be reduced by the amount necessary to cause it not to be considered a parachute payment. The transactions contemplated by the merger agreement would constitute a change in control of the Association and the Company. Following the consummation of the merger, if Mr. Kohlstaedt becomes entitled to a severance payment under the agreement, the total amount that he could receive under the agreement, prior to any adjustment, would be approximately $216,508.

         The Association has also entered into change in control severance agreements with Ronald W. Hill, Vice President and Treasurer, and Stephen D. Hayward, Vice President. Each of these agreements provides that in the event of a change in control of the Association or the Company, the officer would be entitled to receive a severance payment if he is terminated without cause or there is a material change in his duties, compensation or certain other aspects of his employment arrangement resulting in his resignation. The severance payment under Mr. Hill's agreement would be equal to 200% of his base annual compensation, and the severance payment under Mr. Hayward's agreement would be equal to 100% of his base annual compensation. Following the consummation of the merger, if Mr. Hill or Mr. Hayward becomes entitled to a severance payment under the agreement, the total amount that the officer could receive under the agreement would be approximately $197,570 and $84,728, respectively. In addition, Mr. Hill and Mr. Hayward each would continue to receive life and health insurance benefits comparable to those presently provided to them.

Severance Plan

         At its October 5, 2000 meeting, the Company's board adopted a change-in-control severance plan. The plan entitles all salaried employees, including officers, to a severance payment if the employee is terminated involuntarily, other than for cause, within six months after a change in control or the employee voluntarily leaves during that period due to certain changes in his or her employment conditions or compensation. The plan is not applicable to salaried employees who are covered by an agreement that explicitly addresses compensation and benefits payable to them upon termination of their employment. The amount of the payment under the plan would be equal to two weeks of base salary plus one week of base salary for every year of service up to ten years and one additional week of base salary for each two years of service above ten years. The transactions contemplated by the merger agreement would constitute a change in control.

Report of the Compensation Committee

         General. The function of administering the Company's executive compensation policies has been performed by the Budget Committee of the Board of Directors of the Association. The Budget Committee consists of all outside directors of the Association. The Budget Committee is responsible for reviewing the performance of the Chief Executive Officer and other officers and employees in developing and making recommendations to the Board concerning compensation programs and awards. The Budget Committee makes its recommendations on the basis of its annual review and evaluation of the performance of the officers and the consolidated financial condition and results of operations of the Company, as well as available information regarding the compensation of officers of comparable companies.

         Executive Compensation Program. The overall executive compensation program was developed with the objective of attracting and retaining qualified and motivated executives by recognizing and rewarding successful performance. It is the Budget Committee's goal to align management compensation with the goals of the Company by implementing direct incentives to manage the business successfully from both a financial and operating perspective to enhance stockholder value. The program principally consists of (i) salaries, (ii) an incentive compensation plan, (iii) a stock option and incentive plan, (iv) a recognition and retention plan, and (v) an employee stock ownership plan. Total executive compensation is determined on the basis of the Budget Committee's review and evaluation of the respective executive officers' performance and the Company's consolidated financial condition and results of operations, as well as available information regarding the compensation of comparable officers of comparable companies. It has been the Budget Committee's policy to set base salaries at levels that are slightly below the average for the peer group, with incentive compensation and bonuses designed to serve as a supplement. Annual awards under the incentive compensation plan are based upon the attainment of targeted levels of performance by the Association. While periodic awards under the stock option and incentive plan and the recognition and retention plan may be based on recognition of officers' past or future performance or other considerations, options and restricted stock generally are awarded as an incentive to maximize long-term stockholder value, typically with option exercise prices equal to the market price of the Company's stock at the award date, and gains on options therefore generally dependent upon future appreciation in the stock's price.

         Compensation of the Chief Executive Officer. The Chief Executive Officer's base salary is determined on the basis of the Budget Committee's review and evaluation of his performance and the Company's consolidated financial condition and results of operations, as well as available information regarding the compensation of chief executive officers of comparable companies. It has been the Budget Committee's policy to set the base salary at a level that is slightly below the average for the peer group. During fiscal 2000, Mr. Kohlstaedt was appointed the Chief Executive Officer of the Association at a base salary of $73,600.

Comparative Stock Performance Graph

         The following graph shows the cumulative total return on the Common Stock of the Company since April 3, 1995, compared with the cumulative total return of the S&P 500 Index and an industry peer group index over the same period. Cumulative total return on the Common Stock and each index equals the total increase in value since that date assuming reinvestment of all dividends paid. The graph was prepared assuming that $100 was invested on April 3, 1995 in the Common Stock or in each index. The stockholder return shown on the graph below is not necessarily indicative of future performance.

                  Cameron Financial Comparative Thrift Index S & P 500
4/3/95                   100.0               100.0               100.0
9/29/95                  145.0               123.7               116.0
9/27/96                  161.0               153.4               137.0
9/26/97                  216.0               301.9               188.0
9/30/98                  190.6               270.9               203.0
9/30/99                  150.1               249.1               256.0
9/30/00                  215.5               322.4               286.7

                     COMPARISON OF CUMULATIVE TOTAL RETURN
               Among Cameron Financial Corporation Common Stock,
                    Comparative Thrift Index and S & P 500


                               [GRAPHIC OMITTED]

Compensation Committee Interlocks and Insider Participation

         During fiscal 2000, the Budget Committee of the Board of Directors of the Association functioned as the compensation committee. Neither Mr. Just nor Mr. Kohlstaedt participated in any deliberations regarding their compensation.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

         Persons and groups who beneficially own in excess of 5% of the Common Stock are required to file certain reports with the Company and with the Securities and Exchange Commission (the "SEC") regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth share ownership information regarding each person known to be a beneficial owners of more than 5% of the Company's outstanding shares of Common Stock on November 1, 2000 and all directors and executive officers of the Company as a group.

                                                                                            Shares
                                                                                         Beneficially         Percent
                   Beneficial Owner                                                          Owned            of Class
-----------------------------------------------------------------------------------------------------------------------
Cameron Financial Corporation Employee Stock Ownership Plan/(1)/                            208,692             10.90
1304 North Walnut

Cameron, Missouri  64429
Wellington Management Company, LLP                                                          148,500              7.76
75 State Street
Boston, Massachusetts 02109-1807

Financial Edge Fund LP/(3)/                                                                 114,500              5.98
440 S. Lasalle Street
One Financial Plaza, Suite 1021
Chicago, Illinois 60605

Dimensional Fund Advisors                                                                   108,300              5.66
1299 Ocean Avenue, 11/th/ Floor
Santa Monica, California 90401

Directors and executive officers of the Company                                             201,668             10.17
 and the Association, as a group (9 persons)/(4)/

------------------------
/(1)/ The amount reported represents shares held by the Employee Stock Ownership Plan ("ESOP"), 143,669 shares of which have been allocated to accounts of participants. First Bankers Trust of Quincy, Illinois, the trustee of the ESOP, may be deemed to beneficially own the shares held by the ESOP which have not been allocated to accounts of participants. Participants in the ESOP are entitled to instruct the trustee as to the voting of shares allocated to their accounts under the ESOP. Unallocated shares held in the ESOP's suspense account are voted by the trustee in the same proportion as allocated shares voted by participants.
/(2)/  As reported on Schedule 13G dated February 11, 2000.
/(3)/  As reported on Schedule 13D dated June 9, 2000.
/(4)/ The amount reported includes shares held directly, as well as shares held jointly with family members, shares held in retirement accounts, shares held in a fiduciary capacity or by certain family members, with respect to which shares the group members may be deemed to have sole or shared voting and/or investment power. The amount reported includes 69,059 shares issuable upon the exercise of options granted under the Stock Option Plan. The amount reported excludes options and awards which do not vest within 60 days of November 1, 2000.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

         The Association has followed a policy of granting loans to eligible directors, officers, employees and members of their immediate families for the financing of their personal residences and for consumer purposes. All such loans to directors and executive officers, and members of their immediate families, are made in the ordinary course of business and on the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collectibility. At September 30, 2000, the Association's loans to directors, executive officers and members of their immediate families totaled $592,000, which represents 1.47% of shareholders' equity. All loans by the Association to its executive officers and directors are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Association. Federal law generally prohibits a savings association from making loans to its executive officers and directors at favorable rates or on terms not comparable to those prevailing to the general public. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. All loans to directors and officers were performing in accordance with their terms at September 30, 2000.

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

         (a) (1)  Financial Statements:
         -----------------------------

         The following financial information appears in part II, Item 8 of this Form 10-K Annual Report.

Report of Independent Auditors

Consolidated Balance Sheets at September 30, 2000 and 1999

Consolidated Statements of Earnings for the Years ended September 30, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the Years ended
  September 30, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years ended September 30, 2000,
  1999 and 1998

Notes to Consolidated Financial Statements

         (a) (2)  Financial Statement Schedules:
         --------------------------------------

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

         (a) (3)  Exhibits:
         -----------------

                                                                                             Reference to
          Regulation                                                                       Prior Filing or
         S-K Exhibit                                                                        Exhibit Number
            Number                              Document                                   Attached Hereto
         -----------                            --------                                   ---------------
              2                  Plan of acquisition, reorganization,                            *****
                                 arrangement, liquidation or succession

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

              9                  Voting trust agreement                                           None

             10.1                Severance Agreements of David G. Just                             *
                                 and Ronald Hill

             10.2                Employee Stock Ownership Plan                                     *

             10.3                1995 Stock Option and Incentive Plan                              **

             10.4                Recognition and Retention Plan                                    **

             10.5                Deferred Fee Agreement                                            *

             10.6                Director Emeritus Agreement                                       *

             10.7                Severance Agreement of Stephen D.                                ****
                                 Hayward

             10.8                Severance Agreement with Duane                                   10.8
                                 Kohlstaedt

             10.9                Severance Plan                                                   10.9

                                                                                             Reference to
          Regulation                                                                       Prior Filing or
         S-K Exhibit                                                                        Exhibit Number
            Number                              Document                                   Attached Hereto
         -----------                            --------                                   ---------------
             11                  Statement re: computation of per                                 None
                                 share earnings

             12                  Statement re: computation or ratios                          Not required

             13                  Annual Report to Security Holders                                None

                                                                                             Reference to

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

         ***** Filed October 23, 2000, as exhibit 2.1 to the Registrant's Form 8-K Current Report. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         (b)  Reports on Form 8-K:
         ------------------------

         No current reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAMERON FINANCIAL CORPORATION



Date: December 26, 2000                     By: /s/ Duane Kohlstaedt
                                                --------------------------------
                                                Duane Kohlstaedt
                                                (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Duane Kohlstaedt                    By: /s/ David G. Just
    ---------------------------------           ------------------------------
    Duane Kohlstaedt, President and             David G. Just, Director
    Chief Executive Officer


Date: December 26, 2000                     Date: December 26, 2000



By: /s/ Dennis E. Marshall                  By: /s/ Harold D. Lee
    ---------------------------------           ------------------------------
    Dennis E. Marshall                          Harold D. Lee, Secretary and
     Director                                   Director


Date: December 26, 2000                     Date: December 26, 2000



By: /s/ William J. Heavner                  By: /s/ William F. Barker
    ---------------------------------           ------------------------------
    William J. Heavner, Director                William F. Barker, Director


Date: December 26, 2000                     Date: December 26, 2000

By: /s/ Jon N. Crouch                       By: /s/ Ronald W. Hill
    ---------------------------------           ------------------------------
    Jon N. Crouch                               Ronald W. Hill, Vice President,
                                                Treasurer, and Chief Financial
                                                Officer (Principal Financial and
                                                Accounting Officer

Date: December 26, 2000                     Date: December 26, 2000